Form 10-Q
period 2013-10-31
Resort Savers, Inc.
filed 2013-12-23
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			October 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-187437
RESORT SAVERS, INC.
(Exact name of registrant as specified in its charter)
Nevada				46-1993448
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
1004 Commercial Ave., #509, Anacortes, WA				98221-4117
(Address of principal executive offices)				(Zip Code)
(360) 873-8866
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[ X ]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
				[X]	YES	[ ]	NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
3,377,200 common shares issued and outstanding as of December 10, 2013.

RESORT SAVERS, INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Prospectus under Rule 424(B)(2) filed with the SEC on October 24, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending January 31, 2014.

Resort Savers, Inc.

(A Development Stage Company)

Unaudited Condensed Financial Statements

October 31, 2013

(Unaudited)

RESORT SAVERS, INC.

 (A Development Stage Company)

Balance Sheets

	October 31,	January 31,
	2013	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$708	$1,064
Total Current Assets	708	1,064

TOTAL ASSETS	$708	$1,064

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable	$5,856	$-
Accrued expenses	1,000	3,500
Total current liabilities	6,856	3,500

TOTAL LIABILITIES	6,856	3,500

STOCKHOLDERS’ (DEFICIT)
Preferred stock, 15,000,000 shares authorized; par value $0.0001, none issued and outstanding	-	-
Common Stock, 100,000,000 shares authorized; par value $0.0001, 2,110,200 and 510,200 shares issued and outstanding, respectively	211	51
Additional paid-in capital	10,340	2,500
Accumulated deficit during the development stage	(16,699)	(4,987)
Total Stockholders’ Equity (Deficit)	(6,148)	(2,436)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$708	$1,064

See accompanying notes to the unaudited condensed financial statements.

RESORT SAVERS, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012	Nine Months Ended October 31, 2013	June 25, 2012 (Inception) Ended October 31, 2012	June 25, 2012 (Inception) through October 31, 2013

REVENUES:	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	44	-	68	-	68
Professional fees	4,246	-	11,644	800	16,631
Total Operating Expenses	4,290	-	11,712	800	16,699

Net loss from operations	(4,290)	-	(11,712)	(800)	(16,699)

Net Loss	$(4,290)	$(0.00)	$(11,712)	$(800)	$(16,699)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	2,110,200	510,200	2,004,705	498,335

See accompanying notes to the unaudited condensed financial statements.

RESORT SAVERS, INC.

(A Development Stage Company)

Condensed Statements of Stockholders’ (Deficit)

October 31, 2013

	Common Stock		Additional Paid in	Accumulated Deficit During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit

Balance as of June 25, 2012 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	510,200	51	2,500	-	2,551
Net loss	-	-	-	(4,987)	(4,987)

Balance, January 31, 2013	510,200	51	2,500	(4,987)	(2,436)

Common shares issued for cash at $0.005 per share	1,600,000	160	7,840	-	8,000
Net loss				(11,712)	(11,712)

Balance, October 31, 2013 (Unaudited)	2,110,200	$211	$10,340	$(16,699)	$(6,148)

See accompanying notes to the unaudited condensed financial statements.

RESORT SAVERS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended October 31, 2013	June 25, 2012 (Inception) through October 31, 2012	June 25, 2012 (Inception) through July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,712)	$(800)	$(16,699)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities
Accounts payable	5,856	-	5,856
Accrued expenses	(2,500)	-	1,000
Net cash used in operating activities	(8,356)	(800)	(9,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	8,000	2,551	10,551
Net cash provided by financing activities	8,000	2,551	10,551

Net increase in cash and cash equivalents	(356)	1,751	708

Cash and cash equivalents, beginning of period	1,064	-	-

Cash and cash equivalents, end of period	$708	$1,751	$708

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the unaudited condensed financial statements.

RESORT SAVERS, INC.

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

October 31, 2013

(Unaudited)

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

Resort Savers, Inc. (the “Company”) is a Nevada corporation incorporated on June 25, 2012.  It is based in Anacortes, WA, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is January 31.

The Company is a development stage company that intends to establish itself as a brand that provides online discount activities, dining and entertainment, targeting North America’s most popular travel destinations.  The company will deliver to consumers great value to both leisure and business travel and provide advertisers the opportunity to reach highly valuable audiences in these destinations. To date, the Company’s activities have been limited to its formation and the raising of equity capital.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company as defined in ASC 915, “Development Stage Entities.” The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended January 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine month period ended October 31, 2013 are not necessarily indicative of the results for the full fiscal year ending January 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of three months or less. The Company had $708 and $1,064 in cash and cash equivalents as of October 31, 2013 and January 31, 2013, respectively.

Net Loss per Share of Common Stock

The Company follows ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share, for the three and nine months ended October 31, 2013 and June 25, 2012 (Inception) through October 31, 2012:

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012	Nine Months Ended October 31, 2013	June 25, 2012 (Inception) through October 31, 2012
Net loss	$(4,290)	$(0.00)	$(11,712)	$(800)

Weighted average common shares issued and outstanding (Basic)	2,110,200	510,200	2,004,705	498,335

Net loss per share, Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Share-based Expenses.

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ending October 31, 2013.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of October 31, 2013.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.”  No revenue has been recognized since inception.  However, the Company will recognize revenue only when all of the following criteria have been met:

i)        Persuasive evidence for an agreement exists;

ii)      Service has been provided;

iii)    The fee is fixed or determinable; and,

iv)    Collection is reasonably assured.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.   Related party transactions for the nine months ended October 31, 2013 totaled $10,551, and were comprised of stock issuances for cash.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of October 31, 2013.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration

NOTE 3 -  GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -   EQUITY

Preferred Stock

The Company has authorized 15,000,000 preferred shares with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of October 31, 2013 and January 31, 2013.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.01 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

  On June 28, 2012, the company issued 510,200 shares to an officer and director at $0.005 per share for $2,551 cash.
  On February 19, 2013, the company issued 1,600,000 shares to 2 officers and directors at $0.005 per share for $8,000 cash.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 -  PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.  ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to taxation in the United States and certain state jurisdictions.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	October 31, 2013	January 31, 2013
Income tax expense at statutory rate	$(4,000)	$(1,700)
Valuation allowance	4,000	1,700
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	October 31, 2013	January 31, 2013
NOL Carryover	$5,700	$1,700
Valuation allowance	(5,700)	(1,700)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $16,699 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – RELATED PARTY TRANSACTIONS

  On June 28, 2012, the company issued 510,200 shares of common stock to an officer and director at $.005 per share for $2,551 cash.
  On February 19, 2013, the company issued 1,600,000 shares of common stock to an officer and director at $.005 per share for $8,000 cash.

NOTE 7 -  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the below listed events and transactions have occurred requiring adjustment or disclosure:

In November 2013, the Company sold 1,267,000 common shares, par value $0.0001, to 19 unaffiliated investors for $0.03 per share and a total of $38,010.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking 117statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Prospectus, Form 424(B)(2), as filed on October 24, 2013.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Resort Savers,” “we,” “us,” or “our” are to Resort Savers, Inc.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated any revenues and no sales are yet possible.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to our current Offering.

Corporate Overview

Resort Savers, Inc. is a developmental stage company, incorporated in the State of Nevada on June 25, 2012. Our fiscal year end is January 31. The company's administrative address is 1004 Commercial Ave., #509, Anacortes, WA 98221-4117 and the telephone number is 360-873-8866.

The Company is a development stage company that intends to establish itself as a brand that provides online discount activities, dining and entertainment, targeting North America’s most popular travel destinations.  The company will deliver to consumers great value to both leisure and business travel and provide advertisers the opportunity to reach highly valuable audiences in these destinations. Our plan is to provide online discounted activities, dining and entertainment, as well as the use of our CRM system for a monthly fee. To date, the Company’s activities have been limited to its formation and the raising of equity capital.  We currently do not have any employees.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended January 31, 2013, together with notes thereto, which are included in this report.

Results of Operations

Capital Resources

We had no material commitments for capital expenditures as of October 31, 2013 and January 31, 2013.

Liquidity

We have no known demands or commitments, and we are not aware of any events or uncertainties as of October 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	October 31, 2013	January 31, 2013

Current Assets	$708	$1,064
Current Liabilities	$6,856	$3,500
Working Capital Deficiency	$6,148	$2,436

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity. For the nine months ended October 31, 2013, we generated $8,000 from financing activities.  For the period from inception (June 25, 2012) to October 31, 2012, we generated $2,551 from financing activities. For the period from inception on June 25, 2012, through October 31, 2013, net cash provided by financing activities was $10,551 due to the issuance of 2,110,100 common shares for cash to the officers and directors of the Company.

We received our initial funding of $10,551 through the sale of common stock to our officers and directors.  Michelle LaCour purchased 510,200 and 800,000 shares of our common stock at $0.005 on June 28, 2012, for $2,551 and February 19, 2013, for $4,000, respectively.  James LaCour purchased 800,000 shares of common stock at $0.005 on February 19, 2013, for $4,000.  Our financial statements from inception (June 25, 2012) through the period ended October 31, 2013, report no revenues and a net loss of $16,699.

To meet our need for cash, we are attempting to raise money from our current Offering.  We cannot guarantee that we will be able to sell all the shares.  Subsequent to October 31, 2013, and to the date of this report, the Company has received $38,010 from the sale of 1,267,000 shares from 19 unaffiliated investors in connection to its current public offering.

Plan of Operation

During the 12 month period from the date of this report, Resort Savers will concentrate on finding the required investment capital pursuant to our current Offering, apply to get its common stock listed on an Over-the-Counter Bulletin Board, finalize its resortsavers.net website and CRM system, prospect for vendors and advertisers, and market our business on affiliate websites. As of the date of this report we have raised approximately $38,000 or the sale of 50% of this Offering, and therefore we will be able to design and develop our website fully with mobile-optimization, which we have budgeted $5,000 to hire the designer and developer and $12,000 will be allocated to design and develop our CRM System, which will be used to book and manage our reservations.  Our advertising and marketing budget of $6,500 will be used to set up Google Adwords Advertising campaigns targeting people searching for activities in our selected travel destinations, as well as an SEO effort that includes hiring a writer for blogging, link-building and social media marketing campaigns.  An additional $12,000 will be used for professional fees, which include fees for accounting and legal. $2,000 will be used for miscellaneous office expenses that are necessary to operate our business, such as phone service and internet service. However, in order to effectively develop our business plan, we feel that the full $75,000 or 100% of this Offering is required. If we do not raise the full $75,000, the Company will have to reduce its spending on advertising and website development, which could slow or stop our business development.  The timeline for each phase of development will be after completion of this Offering, and is as follows: We anticipate the completion of the website to take no longer than 6 to 8 weeks; up to 16 weeks for the CRM System; Google Adwords Advertising will commence after the completion of our current Offering and will be ongoing, targeting consumers searching for discounts on activities, dining and entertainment in our selected travel destinations; SEO and Social Media Marketing campaigns will start immediately since those services will not be outsourced to contractors.

The offering proceeds will satisfy our cash requirements for the next 12 months.

Following completion of our current Offering, we will immediately finalize construction of our dedicated website (http://www.resortsavers.net).  We have currently written the majority of the content for our website, as we are able to do so internally without incurring any costs.  To date we have only registered the domain name www.resortsavers.net. For our Internet marketing efforts, the website content will be search-engine optimized (“SEO”), as well as outreaches (i.e., emailing) to partner sites and blogs that specialize in the travel and resort-destination industries to build website link exchanges; these are sites and blogs that specialize in the travel and visitor industries, driving traffic to our site. We will also utilize Search Engine Paid Advertising/ Google Adwords and Social Media Marketing (“SMM”) to disseminate our service to customers and market our discounted activities, dining and entertainment services.  We will also start our efforts to acquire advertisers/vendors for our site that are looking to reach valuable audiences in each travel destination

.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have not generated revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Resort Savers.  During the first year of operations, our officers and directors will also provide their labor at no charge.

If we are unable to meet our needs for cash from either the money that we raise from our current Offering, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.      Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.    Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue unregistered equity securities during the quarter ended October 31, 2013.

On March 22, 2013, we filed a registration statement (file no. 333-187437) on form S-1 (“Registration Statement”) to register 2,500,000 shares of our common stock at $0.03 (the “Offering”) for sale by the Company.  The Registration Statement was declared “effective” by the Securities and Exchange Commission on October 23, 2013 and is still open.  As of the date of this report the company has sold 1,267,000 common shares under the Prospectus, raising a total of $38,010.

No funds were or will be used for construction of plant, building and facilities, machinery and equipment, real estate, business acquisitions, repayment of indebtedness, or investments.  We will be using funds for our working capital needs and to develop our business as described in the chart below depending on how much we raise:

Expenditure Item**	100%	50%	25%
Professional Fees	$ 12,000	$ 12,000	$ 12,000
Website Design and Development	12,500	5,000	1,000
Advertising and Marketing	8,500	6,500	1,000
Design and Development of CRM System	12,000	12,000	4,250
Office and Miscellaneous Expenses	4,000	2,000	500
Working Capital	26,000	-	-
Total	$ 75,000	$ 37,500	$ 18,750

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mining Safety Disclosures

Not applicable.

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Accounting Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Accounting Officer
101*	Interactive Data File (Form 10-Q for the period ended October 31, 2013 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*    Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESORT SAVERS, INC.
(Registrant)

Dated: December 23, 2013	/s/ Michelle LaCour
Michelle LaCour
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)