Form 10-K
period 2014-01-31
Resort Savers, Inc.
filed 2014-05-01
CIK 1572384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-187437

RESORT SAVERS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	46-1993448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1004 Commercial Ave., #509, Anacortes, WA	98221-4117
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 360-873-8866

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of Each Class	Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
 Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
 Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]     No [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2013, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

3,843,700 as of April 28, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I
Cautionary Note Regarding Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the "Company," "Resort Savers", "we," "us" or "our" are to Resort Savers, Inc.

Item 1.     Business.

Business Development

Resort Savers, Inc. was incorporated in the State of Nevada on June 25, 2012.  Our fiscal year end is January 31.  The Company's administrative address is, 1004 Commercial Ave., #509, Anacortes, WA 98221-4117. The telephone number is 360-873-8866.

Resort Savers, Inc. has minimal operations, no revenues, and has limited cash on hand.  We have sustained losses since inception and have relied solely upon the sale of our securities for funding.  Resort Savers has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Resort Savers, its directors, officers, affiliates and promoters, have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Principal Products, Services and Their Markets

Resort Savers, Inc. plans to derive its revenues from three separate services.  First, we plan to establish ourselves as a leading brand providing online discounted activities, dining and entertainment, and targeting North American travel destinations, as well as Hawaii and Puerto Rico.  The Company believes it will be able to deliver value to both leisure and business travelers.  The Company will utilize internet marketing in conjunction with print media in the selected travel destinations.  Second, Resort Savers plans to provide vendors the opportunity to reach valuable audiences in these destinations with our website banner advertising.  Vendors may advertise their services to travelers on our website.  Third, we plan to develop a CRM system that will be available to companies in the same industry as Resort Savers for a minimum 1-year contract, with a one-time set up fee of $500 and a monthly fee of $99.

The main method Resort Savers will provide its services to consumers will be through our website, which will offer all activities, entertainment and dining venues categorized by location and type.   Types of activities include helicopter tours, diving and snorkeling excursions, All-Terrain Vehicle tours and fishing trips.  Examples of entertainment include luaus, dinner shows, theatre shows, and museum and cultural center tours. We believe that consumers, who are searching for discounted activities or general search queries for targeted travel destinations, will find our website as a result of our internet marketing efforts, specifically social media marketing and search engine optimization marketing. The website was in completed December 2013.

The Company's target geographical areas will be located in these travel destinations: Nevada, Florida, Hawaii, Missouri, Puerto Rico, The United States Virgin Islands, Vermont, Maine, Utah, California, and New Jersey.  We will utilize print media, such as regional-specific travel magazines (these are printed publications that are located in the targeted geographical areas in which we believe we will do business) and our website to advertise our services and secure new consumers. We will also advertise and market our business with a fully-optimized website, internet marketing such as Pay-per-Click, and also take advantage of affiliate marketing of our business at each travel destinations' Chamber of Commerce, email lists for direct marketing and advertising on partner sites.  We currently have no agreements with any affiliates.  Our competitors are generally larger companies with more assets and a larger advertising budget.  However, we believe that targeted, local advertising in print media, combined with our internet marketing campaign, will allow us to negotiate potential with vendors.  In order to provide discounts on activities, entertainment and dining, Ms. LaCour will be responsible for researching and selecting vendors with which to partner, and then call to arrange a meeting with them to explain our services and negotiate discounts which will be provided to consumers.

Status of Publicly Announced New Products or Services

Resort Savers currently has no new publicly announced products or services.

Competitive Business Conditions and Strategy; Resort Savers' Position in the Industry

Barrier to entry in the industry is extremely low and there are many competitors.  Resort Savers intends to establish itself as a competitive company in the online discounted travel activities, entertainment and dining market.  Resort Savers' main competitors will be firms offering similar services. Our competitors have significantly greater financial and marketing resources than we do. They may have a greater advantage to negotiate better discounts and higher commissions because of a more recognizable brand. There are no assurances that our efforts to compete in the marketplace will be successful.

Talent Sources and Names of Principal Suppliers

Resort Savers hired an independent contractor to design and develop our website, as well to develop our reservation system.  We hope to be able to negotiate sufficient discounted pricing with activity, dining and entertainment vendors in each targeted travel destination to offer reduced prices, as well as commissions to us for those bookings.  There are no guarantees that we will be able to negotiate sufficient discounted pricing in order to make enough profit to operate our business from operational cash flows.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan which require a patent, trademark, or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

We will be targeting vendors in these travel destinations: Nevada, Florida, Hawaii, Missouri, Puerto Rico, The United States Virgin Islands, Vermont, Maine, Utah, California, and New Jersey.  We intend to acquire any license(s) and insurance as required by the states in which the travel destinations are located.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Number of Employees

Resort Savers has no employees.  The officers and directors are donating their time to the development of the company, and intend to do whatever work is necessary in order to bring us to the point of earning revenues.  We have no other employees, and do not foresee hiring any additional employees in the near future.  We engaged an independent contractor to design and develop our website and will also do so to develop reservation system, and manage our Internet Marketing efforts.

Reports to Security Holders

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports and other electronic information regarding Resort Savers', Inc. and filed with the SEC at http://www.sec.gov.

Item 1A.   Risk Factors

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.      Properties.

Resort Savers' principal business and corporate address is 1004 Commercial Ave., #509, Anacortes, WA 98221-4117; the telephone number is 360-873-8866. We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

We do not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3.      Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4.      Mine Safety Disclosures.

Not applicable.

PART II
Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board, under the symbol "RSSV".  Our stock was approved for quotation on the OTCBB on April 7, 2014.  However, as of the date of filing this Annual Report, our stock had not traded.

As of April 25, 2014, there were 29 stockholders of record and an aggregate of 3,843,700 shares of our common stock were issued and outstanding.  Of the 3,843,700 shares of common stock outstanding, 2,110,200 were held by our two (2) officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1934, and since we are considered a shell company, any restricted stock will not be eligible for resale under Rule 144 until the conditions of Rule 144(i) are met.

Dividend Policy

The Company does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.  The Company's Board of Directors currently plans to retain earnings for the development and expansion of the Company's business.  Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2014, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2014.

We sold 1,733,500 shares at $0.03 per share for total proceeds of $52,005, under our S-1 offering.  The offering was effective on October 24, 2013, and closed on February 12, 2014.

Our use of proceeds, of 52,005, from our recent prospectus will be allocated as follows:

Item	Amount
Professional fees	$14,675
Website expenses	2,000
Office & miscellaneous	6,000
Cash on hand from offering proceeds yet to be allocated	29,330

Total Proceeds	$52,005

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2014.

Item 6.      Selected Financial Data.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

 Results of Operations

The period ended January 31, 2013 is comprised of one hundred ninety (190) days as compared to an entire year for January 31, 2014.

We have generated no revenues since inception (June 25, 2012) and have incurred $32,583 in expenses through January 31, 2014.

The following table provides selected financial data about our company as at January 31, 2014 and 2013.

Balance sheet Data:

Balance Sheet Date	January 31, 2014	January 31, 2013

Cash	$30,983	$1,064
Total Assets	$30,983	$1,064
Total Liabilities	$6,005	$3,500
Stockholders' Equity (Deficit)	$24,978	$(2,436)

As at January 31, 2014, our current assets were $30,983 and our current liabilities were $6,005, which resulted in working capital of $24,978. As at January 31, 2014, current assets were comprised of $30,983 in cash, as compared to $1,064 in cash at January 31, 2013. At January 31, 2014, current liabilities were comprised of $6,005 in accounts payable and accrued liabilities, as compared to $3,500 for January 31, 2013. Stockholders' equity was $24,978 as of January 31, 2014, as compared to a deficit of $2,436 for January 31, 2013.

The following summary of our results of operations, for the year ended January 31, 2014, period from inception (June 25, 2012) to January 31, 2013 and for the period from inception (June 25, 2012) to January 31, 2014, should be read in conjunction with our financial statements, as included in this Form 10-K.

	Year Ended January 31, 2014	Period from Inception (June 25, 2012) to January 31, 2013	Period from Inception (June 25, 2012) to January 31, 2014

Revenue	$-	$-	$-
Operating Expenses:
General and administrative	2,128	-	2,128
Professional fees	25,468	4,987	30,455
Total Operating Expenses	27,596	4,987	32,583
Operating and net loss	$(27,596)	$(4,987)	$(32,583)

Expenses

Operating expenses for the year ended January 31, 2014, increased by $22,609 from $4,987 for the period ended January 31, 2013.  The increase in expenses can be attributed to increased professional fees, general and administrative expenses as we had a full year of operations for 2014 as compared to 190 days for the period from inception to January 31, 2013. Our professional fees of $25,468 were primarily due to legal and accounting fees related to our recent S-1 registration statement and other regulatory costs.

Liquidity and Financial Condition

Working Capital
	At	At
	January 31,	January 31,
	2014	2013	Increase
Current Assets	$30,983	$1,064	$29,919
Current Liabilities	$6,005	$3,500	$2,505
Working Capital (Deficiency)	$24,978	$(2,436)	$27,414

Cash Flows		June 25, 2012
	Year Ended	(Inception) to
	January 31,	January 31,
	2014	2013
Net Cash Provided by (Used in) Operating Activities	$(25,091)	$(1,487)
Net Cash Used in Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$55,010	$2,551
Net Increase in Cash During the Period	$29,919	$1,064

Cash Flow from Operating Activities

During the year ended January 31, 2014, our company used $25,091 in cash from operating activities compared to the use of $1,487 of cash for operating activities during the period ended January 31, 2013. The increase in cash used for operating activities was primarily attributed to professional fees related to our recent S-1 offering and other regulatory requirements.

Cash Flow from Investing Activities

From inception through to January 31, 2014, we did not have any cash flows from investing activities.

Cash Flow from Financing Activities

During the year ended January 31, 2014, our company received $55,010 in cash in financing activities primarily from proceeds from the issuance of common shares to unaffiliated investors, compared to cash provided by financing activities of $2,551 for the period ended January 31, 2013, for cash received from an officer for purchase of common shares.

Plan of Operation

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital and/or generate sufficient revenues to pay for our expenses. Our only source for cash at this time is investments by others.  We must raise cash and/or begin increase our revenues to stay in business. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities.

Resort Savers is a development stage company that has minimal operations, no revenue, no financial backing and limited assets.  Our plan is to provide online discounted activities, dining and entertainment, as well as the use of our CRM system for a monthly fee.

During the first year of operations, the 12 month period from the date of this report, Resort Savers will concentrate on developing its' CRM system, prospect for vendors and advertisers and market our business on affiliate websites.

For our Internet marketing efforts, the websites content is search-engine optimized ("SEO"), as well as outreaches (i.e., emailing) to partner sites and blogs that specialize in the travel and resort-destination industries to build website link exchanges; these are sites and blogs that specialize in the travel and visitor industries, driving traffic to our site. We will also utilize Search Engine Paid Advertising/ Google Adwords and Social Media Marketing ("SMM") to disseminate our service to customers and market our discounted activities, dining and entertainment services.  We will also start our efforts to acquire advertisers/vendors for our site that are looking to reach valuable audiences in each travel destination.

We will begin development of the cloud-based CRM system that will be used to manage our business in the second quarter of the current fiscal year.  We expect development to take approximately 4 months.  We expect to allocate $4,250 for this CRM system. The advertisers/vendors outreach will be ongoing, as well as the marketing of our CRM system to businesses providing the same service.  We will immediately begin our advertising and marketing to source prospective travel destinations and advertisers/vendors through cold calls, referencing our pre-selected travel destinations, SEO, PPC/Google Adwords and SMM. We will also explore taking out advertisements in key trade magazines or other industry related websites.  We will focus our marketing on activity, entertainment and dining vendors.

In the event that we do not have sufficient funds, we will endeavor to proceed with our plan of operations by locating alternative sources of financing.  Although there are no written agreements in place, one form of alternative financing that may be available to us is self-financing through contributions from the officers and directors.  While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Resort Savers.

During the next year of operations, our officers and directors will also provide their labor at no charge.  We do not anticipate hiring any staff in the next 12 months of operation, and will rely on the services of an outside contractor for the development of our CRM system.

We are a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934.  We will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs would be a minimum of $15,000 in the next year and will be higher, in the following years, if our business volume and activity increases. Increased business activity could greatly increase our professional fees for reporting requirements and this could have a significant impact on future operating costs.  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

At present, we have enough cash on hand to cover our expected legal and accounting costs and minimal development of our business plan for the next 12 months.  If we do not have sufficient funds to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders).  Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from cash on hand, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have generated no revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we only have enough cash on hand to cover operating costs and minimal development costs for the next 12 months.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Liquidity and Capital Resources

To meet our need for cash we raised money from our recent Offering.  On October 24, 2013, the Company filed a Prospectus as part of its Registration Statement on Form S-1 which the Company sought to raise $75,000 under the Offering.  On February 12, 2014, the Company closed its Offering and will not sell any additional shares under this Prospectus.  The Company sold 1,733,500 shares under the Prospectus, raising a total of $52,005.

We received our initial funding of $10,551 through the sale of common stock to our officers and directors.  Michelle LaCour purchased 510,200 and 800,000 shares of our common stock at $0.005 on June 28, 2012 for $2,551 and February 19, 2013 for $4,000, respectively.  James LaCour purchased 800,000 shares of our common stock at $0.005 on February 19, 2013 for $4,000.  During November and February, 2014, twenty-seven (27) unaffiliated investors purchased 1,733,500 shares of common stock at $0.03, for $52,005 in a private offering.

Currently we have sufficient capital to fund partial development of our business for the next 12 months and we feel we have enough funds to cover our professional fees for the next 12 months.

Our financial statements from June 25, 2012 (date of inception) through the period ended January 31, 2014, reported no revenues and a net loss of $32,583.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data.

RESORT SAVERS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO AUDITED FINANCIAL STATEMENTS

For the Period of June 25, 2012 (Date of Inception) to January 31, 2014:

DKM Certified Public Accountants 2451 N. McMullen Booth Road, Suite 308 Clearwater Florida 33759-1362 727.444.0931 www.dkmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Resort Savers, Inc.
1004 Commercial Avenue Unit 509
Anacortes, WA  98221

We have audited the accompanying balance sheet of Resort Savers, Inc. as of January 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended for the period June 25, 2012 (date of inception) through January 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resort Savers, Inc.  as of January 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended for the period June 25, 2012 (date of inception) through January 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss and a negative cash flow from operating activities, a working capital deficit, and a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clearwater, Florida
February 27, 2013

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Resort Savers, Inc.
1004 Commercial Avenue Unit 509
Anacortes, WA  98221

We have audited the accompanying balance sheet of Resort Savers, Inc. as of January 31, 2014 and the related statements of operations, stockholders' equity and cash flows for the year then ended for the period June 25, 2012 (date of inception) through January 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resort Savers, Inc.  as of January 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended for the period June 25, 2012 (date of inception) through January 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss and a negative cash flow from operating activities, a working capital deficit, and a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs, LLC
Clearwater, Florida
April 28, 2014

RESORT SAVERS, INC.
(A Development Stage Company)
Balance Sheet

	January 31,	January 31,
	2014	2013

ASSETS
Current Assets
Cash	$30,983	$1,064
Total current assets	30,983	1,064

Total Assets	$30,983	$1,064

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,005	$-
Accrued expenses	5,000	3,500
Total current liabilities	6,005	3,500

Total Liabilities	6,005	3,500

Stockholders' Equity
Preferred stock,$0.0001 par value; 15,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
3,677,200 and 510,200 shares issued and outstanding, respectively	368	51
Additional paid-in capital	57,193	2,500
Deficit accumulated during the development stage	(32,583)	(4,987)
Total stockholders' equity (deficit)	24,978	(2,436)

Total Liabilities and Stockholders' Equity	$30,983	$1,064

See auditor's report and notes to the audited financial statements.

RESORT SAVERS, INC.
(A Development Stage Company)
Statements of Operations

		June 25, 2012	June 25, 2012
	Year Ended	(Inception) Through	(Inception) Through
	January 31, 2014	January 31, 2013	January 31, 2014

Revenue	$-	$-	$-

Operating Expenses
Selling, general and administrative	2,128	-	2,128
Professional fees	25,468	4,987	30,455
Total Operating Expenses	27,596	4,987	32,583

Loss from Operations	(27,596)	(4,987)	(32,583)

Provision for income taxes	-	-	-

Net Loss	$(27,596)	$(4,987)	$(32,583)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted-average common shares outstanding	2,304,836	503,274

See auditor's report and notes to the audited financial statements.

RESORT SAVERS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the Period of Inception (June 25, 2012) to January 31, 2014

				Deficit
				Acummulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Number of shares	Amount	Capital	Stage	Equity

Balance - June 25, 2012 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	510,200	51	2,500	-	2,551

Net loss	-	-	-	(4,987)	(4,987)
Balances - January 31, 2013	510,200	51	2,500	(4,987)	(2,436)

Common shares issued for cash at $0.005 per share	1,600,000	160	7,840	-	8,000
Common shares issued for cash at $0.03 per share	1,567,000	157	46,853	-	47,010
					-
Net loss	-	-	-	(27,596)	(27,596)
Balances - January 31, 2014	3,677,200	$368	$57,193	$(32,583)	$24,978

See auditor's report and notes to the audited financial statements.

RESORT SAVERS, INC.
(A Development Stage Company)
Statements of Cash Flows

		June 25, 2012	June 25, 2012
	Year Ended	(Inception) Through	(Inception) Through
	January 31, 2014	January 31, 2013	January 31, 2014

Cash flows from operating activities:
Net income (loss)	$(27,596)	$(4,987)	$(32,583)
Adjustments to reconcile net income (loss) to net
cash provided (used) in operating activities:
Changes in assets and liabilities:
Accounts payable	1,005	-	1,005
Accrued expenses	1,500	3,500	5,000
Net cash provided by (used in) operating activities	(25,091)	(1,487)	(26,578)

Cash flows from investing activities:
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	55,010	2,551	57,561
Net cash provided by financing activities	55,010	2,551	57,561

Net increase in cash and cash equivalents	29,919	1,064	30,983
Cash and cash equivalents at beginning of period	1,064	-	-

Cash and cash equivalents at end of period	$30,983	$1,064	$30,983

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-	$-

See auditor's report and notes to the audited financial statements.

RESORT SAVERS, INC.
(A Development Stage Company)
Notes to the Audited Financial Statements
From June 25, 2012 (Inception) through January 31, 2014

NOTE 1 -                                                                                                                                                        ORGANIZATION AND DESCRIPTION OF BUSINESS

Resort Savers, Inc. (the "Company") is a Nevada corporation incorporated on June 25, 2012.  It is based in Anacortes, WA, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is January 31.

The Company is a development stage company that intends to establish itself as the world's leading brand that provides online discount activities, dining and entertainment, targeting North America's most popular travel destinations.  The company will deliver to consumers great value to both leisure and business travel and provide advertisers the opportunity to reach highly valuable audiences in these destinations. To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 -                                                                                                                                                        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

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
Start-Up Costs

In accordance with ASC 720, "Start-up Costs", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $30,983 and $1,064 in cash and cash equivalents as of January 31, 2014 and 2013, respectively.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Share-based Expenses.

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees."  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ending January 31, 2014.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of January 31, 2014.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures",  which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition."  No revenue has been recognized since inception.  However, the Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of January 31, 2014.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 -GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 -   EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 15,000,000 preferred shares, both with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Shares

•	On June 28, 2012, the company issued 510,200 shares to an officer and director at $0.005 per share for $2,551 cash.
•	On February 18, 2013, the company issued 1,600,000 shares to 2 officers and directors at $0.005 per share for $8,000 cash.
•	Between November 2013 and December 2013, the Company issued 1,567,000 shares to 26 unaffiliated investors at $0.03 per share for $47,010 cash.

Preferred shares

No preferred shares have been issued.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 -PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes.  ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to taxation in the United States and certain state jurisdictions.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	January 31, 2014	January 31, 2013
Income tax expense at statutory rate	$(9,383)	$(1,700)
Valuation allowance	9.383	1,700
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	January 31, 2014	January 31, 2013
NOL Carryover	$11,078	$1,700
Valuation allowance	(11,078)	(1,700)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $32,583 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – RELATED PARTY TRANSACTIONS

•	On June 28, 2012, the company issued 510,200 shares of common stock to an officer and director at $.005 per share for $2,551 cash.
•	On February 19, 2013, the company issued 1,600,000 shares of common stock to an officer and director at $.005 per share for $8,000 cash.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of January 31, 2014.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 -SUBSEQUENT EVENTS

On February 5, 2014, the Company issued 166,500 shares to 1 unaffiliated investor at $0.03 per share for $4,995 cash.

Management has evaluated subsequent events through, April 13, 2014 the date these financial statements were available to be issued.  Based on our evaluation no additional material events have occurred that require disclosure.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 9, 2013, (the "Dismissal Date"), we dismissed Drake Klein Messineo, CPAs, PA ("DKM") as our independent registered public accounting firm. Our Company's Board of Directors approved of the dismissal on December 9, 2013. The reports of DKM on the Company's financial statements for the year ended January 31, 2013 and for the period June 25, 2012 (inception) through January 31, 2013 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except to indicate that there was substantial doubt as to our Company's ability to continue as a going concern.

On December 9, 2013 (the "Engagement Date"), our Company engaged Messineo & Co, CPAs LLC  ("M&Co"), as our new independent registered public accounting firm.  The engagement of M&Co was approved by our Company's Board of Directors on December 9, 2013.  During the year ended January 31, 2013, and through the Engagement Date, we did not consult with M&Co regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by M&Co, in either case where written or oral advice provided by M&Co would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of January 31, 2014 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of January 31, 2014.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Officers' Certifications

Appearing as exhibits to this Annual Report are "Certifications" of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications").  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michelle LaCour James Lacour	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Treasurer and Director Secretary and Director	41 71	June 26, 2012 June 26, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michelle LaCour

Michelle LaCour is the President, CFO, Treasurer and Member of the Board of Directors for Resort Savers.  She has worked in marketing and advertising since March 2008 for Hawaii-based Company What to Do Media as Director of New Media and Social Media Marketing. Because of her experience with marketing, especially Internet Marketing, Michelle will be responsible for managing all marketing efforts for Resort Savers. Before working for What to Do Media, she worked as a Quality Control / Quality Assurance Microbiologist for 13 years.

James LaCour

James LaCour is the Secretary and a Member of the Board of Directors for Resort Savers. He retired in 2005 after 35 years in the electrical engineering industry, working as a consultant for construction companies as well as oil rigs, nuclear power plants and the Alaska pipeline.  Since 2005, he has been working part time for Hawaiisavers Inc., selling discount activities and booking timeshares. Because James LaCour is experienced with booking discount activities and timeshares, he will be responsible for managing the daily bookings for Resort Savers.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

James LaCour is the father of Michelle LaCour. There are no additional family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The Company's common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at, 1004 Commercial Ave., #509, Anacortes, WA 98221-4117.

Board and Committee Meetings

Our board of directors currently consists of two members, Michelle LaCour and James LaCour. The Board held no formal meetings during the year ended January 31, 2014. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of January 31, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the Company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.     Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2014 and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2014.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michelle LaCour(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
James LaCour(2) Secretary and Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)
Ms. LaCour has held the positions of President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Treasurer, of the Company since June 28, 2012.  Ms. LaCour has also held the position of Director since June 26, 2012.

(2)	Mr. LaCour has held the position of Director since June 26, 2012 and Secretary since June 28, 2012.

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended January 31, 2014.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended January 31, 2014.

Option Exercises and Stock Vested

During our Fiscal year ended January 31, 2014, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 25, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Michelle LaCour 1004 Commercial Ave., #509 Anacortes, WA 98221-4117	1,310,200 common shares Direct ownership	34.1%
James LaCour 1004 Commercial Ave., #509 Anacortes, WA 98221-4117	800,000 common shares Direct ownership	20.9%
Directors and Executive Officers as a Group(1) (2 individuals)	2,110,200 common shares	55.0%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 25, 2014. As of April 25, 2014, there were 3,843,700 shares of our company's common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Security Ownership of Certain Beneficial Owners and Management

Michelle LaCour purchased 510,200 and 800,000 shares of our common stock at $0.005 on June 28, 2012 for $2,551 and February 19, 2013 for $4,000, respectively.  James LaCour purchased 800,000 shares of our common stock at $0.005 on February 19, 2013 for $4,000.

Shareholder loan

From June 25, 2012 (date of inception) until the audit date of January 31, 2014, there were no shareholder loans.

Ms. LaCour and Mr. LaCour are founders and therefore may be considered promoters, as that term is defined in Rule 405 of Regulation C.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14.     Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:
	Year Ended January 31, 2014	Year Ended January 31, 2013
Audit Fees (1)	$8,800	$3,500
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$600	$0
Total	$9,400	$3,500

(1)      Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)      Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

(3)      Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)      All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	S-1	3.1	03/22/2013

3.2	By-Laws of Registrant.	S-1	3.2	03/22/2013

14.1*	Code of Ethics.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.

32.1*	Rule 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

RESORT SAVERS', INC.
(Registrant)

Dated: May 1, 2014	/s/ Michelle LaCour
Michelle LaCour
Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial, and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: May 1, 2014	/s/ Michelle LaCour
Michelle LaCour
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
Dated: May 1, 2014	/s/ James LaCour James LaCour (Secretary and Director)