Form 10-Q
period 2014-04-30
Resort Savers, Inc.
filed 2014-06-23
CIK 1572384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-187437

Resort Savers, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-1993448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1004 Commercial Ave., #509, Anacortes, WA
(Address of principal executive offices)

360-873-8866
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of June 18, 2014, there were 3,843,700 shares of the issuer's common stock, par value $0.0001, outstanding.

RESORT SAVERS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.      Unaudited Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's January 31, 2014 Form 10-K filed with the Securities and Exchange Commission on May 1, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending January 31, 2015.

RESORT SAVERS, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the Period of June 25, 2012 (Date of Inception) to April 30, 2014:

RESORT SAVERS, INC.
(A Development Stage Company)
Balance Sheets

	April 30,	January 31,
	2014	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$18,383	$30,983
Total current assets	18,383	30,983

Total Assets	$18,383	$30,983

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$550	$1,005
Accrued expenses	1,500	5,000
Total current liabilities	2,050	6,005

Total Liabilities	2,050	6,005

Stockholders' Equity
Preferred stock,$0.0001 par value; 15,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
3,843,700 and 3,677,200 shares issued and outstanding, respectively	384	368
Additional paid-in capital	62,172	57,193
Deficit accumulated during the development stage	(46,223)	(32,583)
Total stockholders' equity (deficit)	16,333	24,978

Total Liabilities and Stockholders' Equity	$18,383	$30,983

See accompanying notes to the unaudited condensed financial statements

RESORT SAVERS, INC.
(A Development Stage Company)
Statements of Operations

			January 25, 2012
	Three Months Ended	Three Months Ended	(Inception) Through
	April 30, 2014	April 30, 2013	April 30, 2014

Revenue	$-	$-	$-

Operating Expenses
Selling, general and administrative	45	-	2,173
Professional fees	13,595	4,188	44,050
Total Operating Expenses	13,640	4,188	46,223

Loss from Operations	(13,640)	(4,188)	(46,223)

Provision for income taxes	-	-	-

Net Loss	$(13,640)	$(4,188)	$(46,223)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	3,836,217	1,786,604

See accompanying notes to the unaudited condensed financial statements.

RESORT SAVERS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period of Inception (June 25, 2012) to April 30, 2014

				Deficit
				Acummulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Number of shares	Amount	Capital	Stage	Equity

Balance - June 25, 2012 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	510,200	51	2,500	-	2,551

Net loss	-	-	-	(4,987)	(4,987)
Balances - January 31, 2013	510,200	51	2,500	(4,987)	(2,436)

Common shares issued for cash at $0.005 per share	1,600,000	160	7,840	-	8,000
Common shares issued for cash at $0.03 per share	1,567,000	157	46,853	-	47,010
					-
Net loss	-	-	-	(27,596)	(27,596)
Balances - January 31, 2014	3,677,200	$368	$57,193	$(32,583)	$24,978

Common shares issued for cash at $0.03 per share	166,500	17	4,978	-	4,995

Net Loss	-	-	-	(13,640)	(13,640)
Balances - April 30, 2014	3,843,700	385	62,171	(46,223)	16,333

See accompanying notes to the unaudited condensed financial statements.

RESORT SAVERS, INC.
(A Development Stage Company)
Statements of Cash Flows

			June 25, 2012
	Three Months Ended	Three Months Ended	(Inception) Through
	April 30, 2014	April 30, 2013	April 30, 2014

Cash flows from operating activities:
Net income (loss)	$(13,640)	$(4,188)	$(46,223)
Adjustments to reconcile net income (loss) to net
cash provided (used) in operating activities:
Changes in assets and liabilities:
Accounts payable	(455)	1,106	550
Accrued expenses	(3,500)	(2,500)	1,500
Net cash provided by (used in) operating activities	(17,595)	(5,582)	(44,173)

Cash flows from investing activities:
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	4,995	8,000	62,556
Net cash provided by financing activities	4,995	8,000	62,556

Net increase in cash and cash equivalents	(12,600)	2,418	18,383
Cash and cash equivalents at beginning of period	30,983	1,064	-

Cash and cash equivalents at end of period	$18,383	$3,482	$18,383

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-	$-

See accompanying notes to the unaudited condensed financial statements.

RESORT SAVERS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
From June 25, 2012 (Inception) through April 30, 2014

NOTE 1                  ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

There were no share-based expenses for the period ending April 30, 2014.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of April 30, 2014.

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

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605, "Revenue Recognition."  No revenue has been recognized since inception.  However, the Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of April 30, 2014.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3                  GOING CONCERN

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

NOTE 4          EQUITY

Authorized Stock

The Company has authorized 100,000,000 common shares and 15,000,000 preferred shares, both with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Common Shares

•	On June 28, 2012, the company issued 510,200 shares to an officer and director at $0.005 per share for $2,551 cash.
•	On February 19, 2013, the company issued 1,600,000 shares to 2 officers and directors at $0.005 per share for $8,000 cash.
•	Between November 2013 and February 2014, the Company issued 1,733,500 shares to 27 unaffiliated investors at $0.03 per share for $52,005 cash.

Preferred shares

No preferred shares have been issued.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5                  PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	April 30, 2014	January 31, 2014
Income tax expense at statutory rate	$(4,638)	$(9,383)
Valuation allowance	4,638	9,383
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	April 30, 2014	January 31, 2014
NOL Carryover	$15,716	$11,078
Valuation allowance	(15,716)	(11,078)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $46,223 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6         RELATED PARTY TRANSACTIONS

•	On June 28, 2012, the company issued 510,200 shares of common stock to an officer and director at $.005 per share for $2,551 cash.
•	On February 19, 2013, the company issued 1,600,000 shares of common stock to an officer and director at $.005 per share for $8,000 cash.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7         COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of April 30, 2014.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8                  SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued (date of filing with the Securities and Exchange Commission).  Based on our evaluation no additional material events have occurred that require disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Resort Savers," "we," "us," or "our" are to Resort Savers, Inc.

Results of Operations

We have generated no revenues since inception and have incurred $46,223 in expenses through April 30, 2014.

The following table provides selected financial data about our company for the period ended April 30, 2014 and the year ended January 31, 2014.

Balance Sheet Date	4/30/14	01/31/14

Cash	$18,383	$30,983
Total Assets	$18,383	$30,983
Total Liabilities	$2,050	$6,005
Stockholders' Equity (Deficit)	$16,333	$24,978

Corporate Overview

Resort Savers, Inc. is a developmental stage company, incorporated in the State of Nevada on June 25, 2012. Our fiscal year end is January 31. The company's administrative address is 1004 Commercial Ave., #509, Anacortes, WA 98221-4117 and the telephone number is 360-873-8866.

The Company is a development stage company that intends to establish itself as a brand that provides online discount activities, dining and entertainment, targeting North America's most popular travel destinations.  The company hopes to deliver to consumers value in both leisure and business travel, and provide advertisers the opportunity to reach highly valuable audiences in these destinations. Our plan is to provide online discounted activities, dining and entertainment, as well as the use of our CRM system for a monthly fee. To date, the Company's activities have been limited to its formation and the raising of equity capital.  We currently do not have any employees.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended January 31, 2014, together with notes thereto, which are included in this report.

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

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Resort Savers.  During the current year of operations, our officers and directors will also provide their labor at no charge.

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

We anticipate that we will need $30,000 to fund the next 12 months of our operations. If we are unable to meet our needs for cash from either the money that we raise from future financings, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.  We currently do not have sufficient funds to operate our business for the next 12 months.

Liquidity and Capital Resources
Working Capital

	Period Ended April 30, 2014	Year Ended January 31, 2014

Current Assets	$18,383	$30,983
Current Liabilities	$18,383	$6,005
Working Capital	$16,333	$24,978

Cash Flows

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013
Cash Flows from (used in) Operating Activities	$(17,595)	$(5,582)
Cash Flows from (used in) Investing Activities	$-	-
Cash Flows from (used in) Financing Activities	$4,995	$8,000
Net Increase (decrease) in Cash During Period	$(12,600)	$2,418

As at April 30, 2014, our company's cash balance was $18,383 compared to $30,983 as at January 31, 2014. The decrease in cash was primarily due to ongoing regulatory costs.

As at April 30, 2014, our company had total liabilities of $2,050 compared with total liabilities of $6,005 as at January 31, 2014. The decrease in total liabilities was attributed to a decrease in accrued expenses.

As at April 30, 2014, our company had working capital of $16,333 compared with working capital of $24,978 as at January 31, 2014. The increase in working capital was primarily attributed to the decrease in cash.

Cash Flow from Operating Activities

During the three months ended April 30, 2014, our company used $17,595 in cash from operating activities compared to cash used by operating activities of $5,582 during the three months ended April 30, 2013.

Cash Flow from Investing Activities

During the three months ended April 30, 2014 and 2013, our company used $nil cash for investing activities.

Cash Flow from Financing Activities

During the three months ended April 30, 2014, our company received $4,995 in cash in financing activities from proceeds from the sale of our common compared to financing activities of $8,000 for the three months ended April 30, 2013.

For the three months ended April 30, 2014 and April 30, 2013

Revenues
The Company is in its development stage and did not generate any revenues during the three months ended April 30, 2014 and April 30, 2013.

Total operating expenses
For the three months ended April 30, 2014, total operating expenses were $13,640, which included professional fees in the amount of $13,595 and general and administrative expenses of $45. For the three months ended April 30, 2013, total operating expenses were $4,188, for professional fees

Net loss
For the three months ended April 30, 2014, the Company had a net loss of $13,640, as compared to a net loss for the three months ended April 30, 2013 of $4,188. For the period January 25, 2012 (inception) to April 30, 2014 the Company incurred a net loss of $46,223.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended April 30, 2014.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

RESORT SAVERS, INC.
(Registrant)

Dated: June 23, 2014	/s/ Michelle LaCour
Michelle LaCour
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)