Form 10-Q
period 2014-07-31
Resort Savers, Inc.
filed 2014-09-12
CIK 1572384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-187437

Resort Savers, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-1993448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1309 Wanjun Jingmao Building, No. 21 Baoxing Road, Boa An Central Shenzhen, China 518133
(Address of principal executive offices)

0086-0755-23106825
(Registrant's telephone number, including area code)

1004 Commercial Ave., #509, Anacortes, WA
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

RESORT SAVERS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

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

RESORT SAVERS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

July 31, 2014

RESORT SAVERS, INC.
(A Development Stage Company)
Balance Sheets

	July 31,	January 31,
	2014	2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$12,234	$30,983
Total current assets	12,234	30,983

Total Assets	$12,234	$30,983

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$2,678	$1,005
Accrued expenses	1,500	5,000
Total current liabilities	4,178	6,005

Total Liabilities	4,178	6,005

Stockholders' Equity
Preferred stock,$0.0001 par value; 15,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
3,843,700 and 3,677,200 shares issued and outstanding, respectively	384	368
Additional paid-in capital	62,172	57,193
Deficit accumulated during the development stage	(54,500)	(32,583)
Total stockholders' equity (deficit)	8,056	24,978

Total Liabilities and Stockholders' Equity	$12,234	$30,983

See accompanying notes to the unaudited condensed financial statements.

RESORT SAVERS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013

Revenue	$-	$-	$-	$-

Operating Expenses
Selling, general and administrative	30	24	75	24
Professional fees	8,247	3,210	21,842	7,398
Total Operating Expenses	8,277	3,234	21,917	7,422

Loss from Operations	(8,277)	(3,234)	(21,917)	(7,422)

Provision for income taxes	-	-	-	-

Net Loss	$(8,277)	$(3,234)	$(21,917)	$(7,422)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted-average common shares outstanding	3,843,700	2,110,200	3,840,020	1,951,084

See accompanying notes to the unaudited condensed financial statements.

RESORT SAVERS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period of Inception (June 25, 2012) to July 31, 2014

				Deficit
				Acummulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Number of shares	Amount	Capital	Stage	Equity

Balance - June 25, 2012 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.005 per share	510,200	51	2,500	-	2,551

Net loss	-	-	-	(4,987)	(4,987)
Balances - January 31, 2013	510,200	51	2,500	(4,987)	(2,436)

Common shares issued for cash at $0.005 per share	1,600,000	160	7,840	-	8,000
Common shares issued for cash at $0.03 per share	1,567,000	157	46,853	-	47,010
					-
Net loss	-	-	-	(27,596)	(27,596)
Balances - January 31, 2014	3,677,200	$368	$57,193	$(32,583)	$24,978

Common shares issued for cash at $0.03 per share	166,500	17	4,978	-	4,995

Net Loss (unaudited)	-	-	-	(21,917)	(21,917)
Balances - July 31, 2014	3,843,700	385	62,171	(54,500)	8,056

See accompanying notes to the unaudited condensed financial statements.

RESORT SAVERS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months Ended	Six Months Ended
	July 31, 2014	July 31, 2013

Cash flows from operating activities:
Net loss	$(21,917)	$(7,422)
Adjustments to reconcile net income (loss) to net
cash provided (used) in operating activities:
Changes in assets and liabilities:
Accounts payable	1,673	2,060
Accrued expenses	(3,500)	(2,500)
Net cash provided by (used in) operating activities	(23,744)	(7,862)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	4,995	8,000
Net cash provided by financing activities	4,995	8,000

Net increase in cash and cash equivalents	(18,749)	138
Cash and cash equivalents at beginning of period	30,983	1,064

Cash and cash equivalents at end of period	$12,234	$1,202

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

See accompanying notes to the unaudited condensed financial statements.

RESORT SAVERS, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
July 31, 2014

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $12,234 and $30,983 in cash and cash equivalents as of July 31, 2014 January 31, 2014, respectively.

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

There were no share-based expenses for the period ending July 31, 2014.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of July 31, 2014.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of July 31, 2014.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and future filings will reflect the removal of development stage reporting.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and due to the absence of revenues believes that there will be no material effect on the financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 -  GOING CONCERN

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	July 31, 2014	January 31, 2014
Income tax expense at statutory rate	$(7,452)	$(9,383)
Valuation allowance	7,452	9,383
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	July 31, 2014	January 31, 2014
NOL Carryover	$18,530	$11,078
Valuation allowance	(18,530)	(11,078)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $54,500 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

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

NOTE 7 –  COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of July 31, 2014.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 -  SUBSEQUENT EVENTS

On August 1, 2014 there was a change control whereby the controlling shareholders sold all of their shares in Resort Savers, Inc.

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

All references in this Form 10-Q to the "Company," "Resort Savers," "we," "us," or "our" are to Resort Savers, Inc.

Results of Operations

We have generated no revenues since inception and have incurred $21,917 in expenses through July 30, 2014 and $54,500 since inception (June 25, 2012) through July 30, 2014.

The following table provides selected financial data about our company for the period ended July 30, 2014 and the year ended January 31, 2014.

Balance Sheet Date	7/31/14	01/31/14

Cash	$12,234	$30,983
Total Assets	$12,234	$30,983
Total Liabilities	$4,178	$6,005
Stockholders' Equity (Deficit)	$8,056	$24,978

Corporate Overview

Resort Savers, Inc. is a developmental stage company, incorporated in the State of Nevada on June 25, 2012. Our fiscal year end is January 31. The company's administrative address is Room 1309 Wanjun Jingmao Building, No. 21 Baoxing Road, Boa An Central, Shenzhen, China 518133 and the telephone number is 0086-0755-23106825.

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

Liquidity and Capital Resources
Working Capital

	Period Ended July 31, 2014	Year Ended January 31, 2014

Current Assets	$12,234	$30,983
Current Liabilities	$4,178	$6,005
Working Capital	$8,056	$24,978

Cash Flows

	Six Months Ended July 31, 2014	Six Months Ended April 30, 2013
Cash Flows from (used in) Operating Activities	$(23,744)	$(7,862)
Cash Flows from (used in) Investing Activities	$-	-
Cash Flows from (used in) Financing Activities	$4,995	$8,000
Net Increase (decrease) in Cash During Period	$(18,749)	$138

As at July 31, 2014, our company's cash balance was $12,234 compared to $30,983 as at January 31, 2014. The decrease in cash was primarily due to ongoing regulatory costs.

As at July 31, 2014, our company had total liabilities of $4,178 compared with total liabilities of $6,005 as at January 31, 2014. The decrease in total liabilities was attributed to a decrease in accrued expenses.

As at July 31, 2014, our company had working capital of $8,056 compared with working capital of $24,978 as at January 31, 2014. The decrease in working capital was primarily attributed to the decrease in cash.

Cash Flow from Operating Activities

During the six months ended July 31, 2014, our company used $23,744 in cash from operating activities compared to cash used by operating activities of $7,862 during the six months ended April 30, 2013.

Cash Flow from Investing Activities

During the six months ended July 31, 2014 and 2013, our company used $nil cash for investing activities.

Cash Flow from Financing Activities

During the six months ended July 31, 2014, our company received $4,995 in cash in financing activities from proceeds from the sale of our common stock compared to financing activities of $8,000 for the six months ended July 31, 2013.

For the three and six months ended July 31, 2014 and July 31, 2013

Revenues
The Company is in its development stage and did not generate any revenues during the three and six months ended July 31, 2014 and July 31, 2013.

Total operating expenses
For the three months ended July 31, 2014, total operating expenses were $8,277, which included professional fees in the amount of $8,247 and general and administrative expenses of $30 compared to total operating expenses of $3,234, which included professional fees in the amount of $3,210 and general and administrative expenses of $24 for the three months ended July 31, 2013.

For the six months ended July 31, 2014, total operating expenses were $21,917, which included professional fees in the amount of $21,842 and general and administrative expenses of $75 compared to total operating expenses of $7,422, which included professional fees in the amount of $7,398 and general and administrative expenses of $24 for the six months ended July 31, 2013.

Net loss
For the three months ended July 31, 2014, the Company had a net loss of $8,277, as compared to a net loss for the three months ended July 31, 2013 of $3,234.  For the six months ended July 31, 2014, the Company had a net loss of $21,917, as compared to a net loss for the six months ended July 31, 2013 of $7,422.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended July 31, 2014.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
101*	Interactive Data File (Form 10-Q for the period ended July 31, 2014 furnished in XBRL).
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

RESORT SAVERS, INC.
(Registrant)

Dated: September 12, 2014	/s/ Zhou Gui Bin
Zhou Gui Bin
President, Chief Executive Officer,
(Principal Executive Officer)