Form 10-Q
period 2014-10-31
Resort Savers, Inc.
filed 2014-12-05
CIK 1572384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

As of November 28, 2014, there were 38,437,000 shares of the issuer's common stock, par value $0.0001, outstanding.

RESORT SAVERS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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

RESORT SAVERS, INC.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

October 31, 2014

RESORT SAVERS, INC.
Balance Sheets

	October 31,	January 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$30,983
Total current assets	-	30,983

Total Assets	$-	$30,983

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,604	$1,005
Accrued expenses	1,500	5,000
Total current liabilities	3,104	6,005

Total Liabilities	3,104	6,005

Stockholders' Equity
Preferred stock,$0.0001 par value; 15,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 38,437,000 and 36,772,000 shares issued and outstanding, respectively *	3,844	3,677
Additional paid-in capital	65,326	53,884
Accumulated deficit	(72,274)	(32,583)
Total stockholders' equity (deficit)	(3,104)	24,978

Total Liabilities and Stockholders' Equity	$-	$30,983

* Common stock retroactively adjusted for 10:1 forward stock split, effective September 25, 2014

See accompanying notes to the unaudited condensed financial statements

RESORT SAVERS, INC.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	56	44	131	68
Management fees	9,414	-	9,414	-
Professional fees	8,304	4,246	30,146	11,644
Total Operating Expenses	17,774	4,290	39,691	11,712

Loss from Operations	(17,774)	(4,290)	(39,691)	(11,712)

Provision for income taxes	-	-	-	-

Net Loss	$(17,774)	$(4,290)	$(39,691)	$(11,712)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average number of common shares outstanding *	38,437,000	21,102,000	38,412,604	20,047,050

  * Common stock retroactively adjusted for 10:1 forward stock split, effective September 25, 2014

See accompanying notes to the unaudited condensed financial statements

RESORT SAVERS, INC.
Statement of Stockholders' Equity (Deficit)

			Additional		Total
	Common Stock *		Paid-in	Accumulated	Stockholders'
	Number of shares	Amount	Capital	Deficit	Equity

Balance - June 25, 2012 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash	5,102,000	510	2,041	-	2,551

Net loss	-	-	-	(4,987)	(4,987)
Balance - January 31, 2013	5,102,000	510	2,041	(4,987)	(2,436)

Common shares issued for cash	16,000,000	1,600	6,400	-	8,000
Common shares issued for cash	15,670,000	1,567	45,443	-	47,010

Net loss	-	-	-	(27,596)	(27,596)
Balance - January 31, 2014	36,772,000	$3,677	$53,884	$(32,583)	$24,978

Common shares issued for cash	1,665,000	167	4,828	-	4,995
Debt forgiven by related parties			6,614		6,614

Net Loss	-	-	-	(39,691)	(39,691)
Balance - October 31, 2014 (unaudited)	38,437,000	3,844	65,326	(72,274)	(3,104)

* Common stock retroactively adjusted for 10:1 forward stock split, effective September 25, 2014

See accompanying notes to the unaudited condensed financial statements

RESORT SAVERS, INC.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	October 31, 2014	October 31, 2013

Cash flows from operating activities:
Net loss	$(39,691)	$(11,712)
Adjustments to reconcile net loss to net
cash provided by (used) in operating activities:
Changes in assets and liabilities:
Accounts payable	7,213	5,856
Accrued expenses	(3,500)	(2,500)
Net cash used in operating activities	(35,978)	(8,356)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	4,995	8,000
Net cash provided by financing activities	4,995	8,000

Net decrease in cash and cash equivalents	(30,983)	(356)
Cash and cash equivalents at beginning of period	30,983	1,064

Cash and cash equivalents at end of period	$-	$708

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash disclosure:
Related party debt forgiven	$6,614	$-

See accompanying notes to the unaudited condensed financial statements

RESORT SAVERS, INC.
Notes to the Unaudited Condensed Financial Statements
October 31, 2014

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

Resort Savers, Inc. (the "Company") is a Nevada corporation incorporated on June 25, 2012.  It is based in Anacortes, WA, USA. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is January 31.

The Company intends to establish itself as the world's leading brand that provides online discount activities, dining and entertainment, targeting North America's most popular travel destinations. The company will deliver to consumers great value to both leisure and business travel and provide advertisers the opportunity to reach highly valuable audiences in these destinations. To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States and presented in US dollars.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; (c) cash flows and (d) Statements of Stockholders' Equity (Deficit), have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $0 and $30,983 in cash and cash equivalents as at October 31, 2014 and January 31, 2014, respectively.

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

The Company's financial instruments consist of accounts payable and accrued expenses. The fair value of the Company's financial instruments approximates their carrying value due to the short maturity of these instruments.

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

Share-based Expenses

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

There were no share-based expenses for the period ending October 31, 2014.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of October 31, 2014.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of October 31, 2014.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period; management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

On September 25, 2014 the Company effected a forward stock split of 10 shares of common shares for each share held, or an additional nine shares were issued for each common share held.  All share and per share information has been retroactively restated for financial presentation of prior periods.

Common Shares (retroactively restated for 10:1 forward stock split):

•	On June 28, 2012, the company issued 5,102,000 shares to an officer and director at $0.0005 per share for $2,551 cash.
•	On February 19, 2013, the company issued 16,000,000 shares to 2 officers and directors at $0.0005 per share for $8,000 cash.
•	Between November 2013 and February 2014, the Company issued 17,335,000 shares to 27 unaffiliated investors at $0.003 per share for $52,005 cash.

Preferred shares

No preferred shares have been issued.

Options, Warrants and Other

The Company has no stock option plan, warrants or other dilutive securities.

In October 2014 the Company's Officers and Directors made payments for accounts payable obligations.  The amounts paid, in the amount of $6,614 was forgiven by the payers with no future reimbursement required.  The Company recognized the amount as a contribution to capital.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	October 31, 2014	October 31, 2013
Income tax expense at statutory rate	$(13,495)	$(3,982)
Valuation allowance	13,495	3,982
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	October 31, 2014	January 31, 2014
NOL Carryover	$24,573	$11,078
Valuation allowance	(24,573)	(11,078)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $72,274 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 6 – RELATED PARTY TRANSACTIONS

•	On June 28, 2012, the company issued 5,102,000 shares of common stock to an officer and director at $.0005 per share for $2,551 cash.
•	On February 19, 2013, the company issued 16,000,000 shares of common stock to an officer and director at $.0005 per share for $8,000 cash.

Officers and Directors of the Company forgave debt, in the amount of $6,614 for payments made on behalf of the Company for accounts payable.  The amount has been recognized as a contribution to capital.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of October 31, 2014.

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

All references in this Form 10-Q to the "Company," "Resort Savers," "we," "us," or "our" are to Resort Savers, Inc.

Results of Operations

We have generated no revenues since inception and have incurred $39,691 in expenses through October 31, 2014 and $72,274 since inception (June 25, 2012) through October 31, 2014.

The following table provides selected financial data about our company for the period ended October 31, 2014 and the year ended January 31, 2014.

Balance Sheet Date	10/31/14	01/31/14

Cash	$0	$30,983
Total Assets	$0	$30,983
Total Liabilities	$3,104	$6,005
Stockholders' Equity (Deficit)	$(3,104)	$24,978

Corporate Overview

Resort Savers, Inc. is incorporated in the State of Nevada on June 25, 2012. Our fiscal year end is January 31. The company's administrative address is Room 1309 Wanjun Jingmao Building, No. 21 Baoxing Road, Boa An Central, Shenzhen, China 518133 and the telephone number is 0086-0755-23106825.

The Company intends to establish itself as a brand that provides online discount activities, dining and entertainment, targeting North America's most popular travel destinations.  The company hopes to deliver to consumers value in both leisure and business travel, and provide advertisers the opportunity to reach highly valuable audiences in these destinations. Our plan is to provide online discounted activities, dining and entertainment, as well as the use of our CRM system for a monthly fee. To date, the Company's activities have been limited to its formation and the raising of equity capital. We currently do not have any employees.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended October 31, 2014, together with notes thereto, which are included in this report.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance. We have not generated revenues from operations. We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

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

Liquidity and Capital Resources

Working Capital

	Period Ended October 31, 2014	Year Ended January 31, 2014

Current Assets	$0	$30,983
Current Liabilities	$3,104	$6,005
Working Capital (Deficiency)	$(3,104)	$24,978

Cash Flows

	Period Ended October 31, 2014	Period Ended October31, 2013
Cash Flows used in Operating Activities	$(35,978)	$(8,356)
Cash Flows provided by (used in) Investing Activities	$-	-
Cash Flows provided by Financing Activities	$4,995	$8,000
Net Increase (decrease) in Cash During Period	$(30,983)	$138

As at October 31, 2014, our company's cash balance was $0 compared to $30,983 as at January 31, 2014. The decrease in cash was primarily due to ongoing regulatory costs and management fees paid to previous management during the period.

As at October 31, 2014, our company had total liabilities of $3,104 compared with total liabilities of $6,005 as at January 31, 2014. The decrease in total liabilities was attributed to a decrease in accrued expenses.

As at October 31, 2014, our company had capital deficiency of $3,104 compared with working capital of $24,978 as at January 31, 2014. The decrease in working capital was primarily attributed to the decrease in cash.

Cash Flow from Operating Activities

During the nine months ended October 31, 2014, our company used $35,978 cash in operating activities compared to $8,356 cash used in operating activities during the nine months ended October 31, 2013.

Cash Flow from Investing Activities

During the nine months ended October 31, 2014 and 2013, our company used $0 cash for investing activities.

Cash Flow from Financing Activities

During the nine months ended October 31, 2014, our company received $4,995 cash proceeds through sale of our common stock compared to financing activities of $8,000 for the nine months ended October 31, 2013.

For the three and nine months ended October 31, 2014 and October 31, 2013

Revenues
The Company did not generate any revenues during the three and nine months ended October 31, 2014 and October 31, 2013.

Total operating expenses
For the three months ended October 31, 2014, total operating expenses were $17,774, which included professional fees in the amount of $8,304, management fees of $9,414 and general and administrative expenses of $56 compared to total operating expenses of $4,290, which included professional fees in the amount of $4,246 and general and administrative expenses of $44 for the three months ended October 31, 2013.

For the nine months ended October 31, 2014, total operating expenses were $39,691, which included professional fees in the amount of $30,146, management fees of 9,414 and general and administrative expenses of $131 compared to total operating expenses of $11,712, which included professional fees in the amount of $11,644 and general and administrative expenses of $68 for the nine months ended October 31, 2013.

Net loss
For the three months ended October 31, 2014, the Company had a net loss of $17,774, as compared to a net loss for the three months ended October 31, 2013 of $4,290.  For the nine months ended October 31, 2014, the Company had a net loss of $36,691, as compared to a net loss for the nine months ended October 31, 2013 of $11,712.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended October 31, 2014.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
101*	Interactive Data File (Form 10-Q for the period ended October 31, 2014 furnished in XBRL).
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

RESORT SAVERS, INC.
(Registrant)

Dated: December 5, 2014	/s/ Zhou Gui Bin
Zhou Gui Bin
President, Chief Executive Officer,
(Principal Executive Officer)

Dated: December 5, 2014	/s/ Zhou Wei
Zhou Wei
Chief Financial Officer,
(Principal Financial Officer)