Form 10-K
period 2015-01-31
Resort Savers, Inc.
filed 2015-05-01
CIK 1572384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 000-55319

RESORT SAVERS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	46-1993448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1309 Wanjun Jingmao Building No. 21 Baoxing Road Boa An Central, Shenzen, China 518133
(Address of principal executive Office

Registrant's telephone number, including area code: 0086-0755-23106825

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of Each Class	Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par value $0.0001.

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
Yes [   ]     No [  X ]
`
   The aggregate market value of Common Stock held by non-affiliates of the Registrant was $52,005 based on a $0.003 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ended July 31, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

67,145,315 as of April 28, 2015
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

Principal Products, Services and Their Markets

From January 2014 through March, 2015, we purchased a 20% equity stake in Worx America, Inc. ("Worx", a private company based in Houston, Texas.  Worx designs automated solutions for industrial, environmental and energy industries to improve efficiency and systems output.  The Worx automated robotic tank cleaning system reduces tank cleaning time, reduces or eliminates the need for personnel to enter tanks, and may reduce the volume of solvents used to clean a tank. Actual results vary from tank to tank and may involve variables including the product in the tank, physical condition of the tank such as corrosion, or amount of sludge accumulated..  Worx is currently refining its product line to improve speed and efficiency.  Our investment in Worx has facilitated this development.    We hope that our investment into what we believe is an important technology will  give us early access to the technology, establish relationships in the industry, and allow us to assist Worx with the launch of its commercial products in China and other parts of Asia.

We are also seeking additional global investment opportunities in emerging companies with products that have potential for expanding regional and international sales and revenues.

Status of Publicly Announced New Products or Services

Resort Savers currently has no new publicly announced products or services.

Competitive Business Conditions and Strategy; Resort Savers' Position in the Industry

Barrier to entry in the industry is extremely low and there are many competitors.  Our competitors have significantly greater financial and marketing resources than we do. There are no assurances that our efforts to compete in the marketplace will be successful.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.      Properties.

Resort Savers' principal business and corporate address is Room 1309 Wanjun Jingmao Building, No. 21 Baoxing Road, Boa An Central Shenzhen, China 518133; the telephone number is 0086-0755-23106825. We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

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

PART II
Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not traded on any exchange but is currently available for trading in the over‑the‑counter market and is quoted on the Over the Counter Bulletin Board ("OTCBB") and on the OTCQB operated by the OTC Markets Group, Inc. under the symbol "RSSV." Our stock was approved for quotation on the OTCBB on April 7, 2014. Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects.

Over the counter securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, these securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Over the counter issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Trades in our common stock may be subject to Rule 15g‑9 of the Securities Exchange Act of 1934, as amended, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction before the sale.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system).  The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer's confirmation.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our common stock.  As a result of these rules, investors may find it difficult to sell their shares.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board, since approval for our quotation on April 7, 2014. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
January 31, 2015	$0.45	$0.30
October 31, 2014	$0.40	$0.003
July 31, 2014	$0.003	$0.003
May 30, 2014	$0.003	$0.003

On April 30, 2015, the closing price of our common stock as reported by the OTC Markets was $0.725 per share.

As of April 25, 2015, there were 83 stockholders of record and an aggregate of 67,142,315 shares of our common stock were issued and outstanding.  Of the 67,145,315 shares of common stock outstanding, 4,734,660 were held by our two (2) officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1934, and since we are considered a shell company, any restricted stock will not be eligible for resale under Rule 144 until the conditions of Rule 144(i) are met.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 31, 2015, the Company issued 23,684,360 common shares to unaffiliated investors at $0.07 per shares for $1,650,000.

During March 2015, the Company issued 5,023,955 shares of common stock to unaffiliated investors in exchange for 1,000,000 common shares of Borneo Resource Investments Ltd.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2015.

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

 Results of Operations

We have generated no revenues since inception (June 25, 2012) and have incurred $91,651 in expenses through January 31, 2015.

The following table provides selected financial data about our company as at January 31, 2015 and 2014.

Balance sheet Data:

Balance Sheet Date	January 31, 2015	January 31, 2014

Cash	$1,300,000	$30,983
Total Assets	$1,650,000	$30,983
Total Liabilities	$7,416	$6,005
Stockholders' Equity	$1,642,584	$24,978

As at January 31, 2015, our current assets were $1,300,000 and our current liabilities were $7,416, which resulted in working capital of $1,292,584. As at January 31, 2015, current assets were comprised of $1,300,000 in cash, as compared to $30,983 in cash at January 31, 2014.  At January 31, 2015, current liabilities were comprised of $7,416 in accounts payable and accrued liabilities, as compared to $6,005 for January 31, 2014. Stockholders' equity was $1,642,584as of January 31, 2015, as compared to $24,978 for January 31, 2014.

The following summary of our results of operations, for the years ended January 31, 2015, and January 31, 2014, should be read in conjunction with our financial statements, as included in this Form 10-K.

	Year Ended January 31, 2015	Year Ended January 31, 2014
Revenue	$-	$-
Operating Expenses
General and administrative	131	2,128
Management fees	9,414	-
Professional fees	49,523	25,468
Total Operating Expenses	59,068	27,596
Operating and net loss	$(59,068)	$(27,596)

Expenses

Operating expenses for the year ended January 31, 2015, increased by $31,472 from $27,596 for the period ended January 31, 2014.  The increase in expenses can be attributed to increased professional fees, general and administrative expenses.  Our professional fees of $49,523 were primarily due to legal and accounting fees related to regulatory costs of a reporting company.

Liquidity and Financial Condition

Working Capital
	January 31,	January 31,
	2015	2014	Increase
Current Assets	$1,300,000	$30,983	$1,269,017
Current Liabilities	7,416	6,005	1,411
Working Capital	$1,292,584	$24,978	$1,267,606

Cash Flows
	Year Ended	Year Ended
	January 31,	January 31,
	2015	2014
Net Cash Used in Operating Activities	$(57,657)	$(25,091)
Net Cash Used in Investing Activities	(350,000)	-
Net Cash Provided by Financing Activities	1,676,674	55,010
Net Increase in Cash During the Period	$1,269,017	$29,919

Cash Flow from Operating Activities

During the year ended January 31, 2015, our company used $57,657 in cash from operating activities compared to the use of $25,091 of cash for operating activities during the period ended January 31, 2014.  The increase in cash used for operating activities was primarily attributed to professional fees related to regulatory and reporting requirements.

Cash Flow from Investing Activities

During the year ended January 31, 2015, we used $350,000 in investment of Worx and $0 during the year ended January 31, 2014.

Cash Flow from Financing Activities

During the year ended January 31, 2015, our company received $1,676,674 in cash in financing activities, $1,654,995 from proceeds from the issuance of common shares to unaffiliated investors and $21,679 loan from related parties, compared to cash provided by financing activities of $55,010 for the period ended January 31, 2014, for cash received from an officer for purchase of common shares.

Plan of Operation

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital and/or generate sufficient revenues to pay for our expenses.  Our only source for cash at this time is investments by others.  We must raise cash and/or begin earning revenues to stay in business.
Resort Savers is a development stage company that has minimal operations, no revenue, no financial backing and limited assets.  The Company makes investments and acquisitions into sound, transparent markets and industries throughout the world. In China, the company has invested in companies with innovative and market-ready petroleum industry technologies for potential installation and distribution throughout the Greater China market. In Europe and worldwide, the Company is seeking to acquire and invest in global tourist and development assets that can be tailored to Chinese and American investment travelers.
During the next year of operations, our officers and directors will also provide their labor at no charge.  We do not anticipate hiring any staff in the next 12 months of operation.

We are a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934.  We will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs would be a minimum of $30,000 in the next year and will be higher, in the following years, if our business volume and activity increases.  Increased business activity could greatly increase our professional fees for reporting requirements and this could have a significant impact on future operating costs.  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

At present, we do not have enough cash on hand to cover our expected legal and accounting costs and minimal development of our business plan for the next 12 months.  If we do not have sufficient funds to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders).  Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from cash on hand, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

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

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund partial development of our business for the next 12 months or have enough funds to cover our professional fees for the next 12 months.

Our financial statements from June 25, 2012 (date of inception) through the period ended January 31, 2015, reported no revenues and a net loss of $91,651.

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

Item 8.      Financial Statements and Supplementary Data.

RESORT SAVERS, INC.

INDEX TO THE AUDITED FINANCIAL STATEMENTS

Years ended January 31, 2015 and 2014:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Resort Savers, Inc.
Wanjun  Jingmao Building No 21
Baoxing Road, BOA An Central
Shenzhen, China

We have audited the accompanying consolidated balance sheet of Resort Savers, Inc. as of January 31, 2015 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2015, and the results of its operations and its cash flows for the year then, in conformity with U.S. generally accepted accounting principles.

RBSM LLP
Houston, Texas
April 30, 2015

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Resort Savers, Inc.
Anacortes, WA

We have audited the accompanying balance sheet of Resort Savers, Inc. as of January 31, 2014 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resort Savers, Inc.  as of January 31, 2014 and the related statements of operations, stockholders' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Messineo & Co., CPAs, LLC
Clearwater, Florida
April 28, 2014

RESORT SAVERS, INC.
Consolidated Balance Sheets

	January 31,	January 31,
	2015	2014

ASSETS
Current Assets
Cash	$1,300,000	$30,983
Total current assets	1,300,000	30,983

Investment	350,000	-

Total Assets	$1,650,000	$30,983

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$7,416	$1,005
Accrued expenses	-	5,000
Total current liabilities	7,416	6,005

Total Liabilities	7,416	6,005

Stockholders' Equity
Preferred stock, $0.0001 par value; 15,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
62,121,360 and 36,772,000 shares issued and outstanding, respectively *	6,212	3,677
Additional paid-in capital	1,728,023	53,884
Accumulated deficit	(91,651)	(32,583)
Total stockholders' equity	1,642,584	24,978

Total Liabilities and Stockholders' Equity	$1,650,000	$30,983

* Common stock retroactively adjusted for 10:1 forward stock split, effective September 25, 2014

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Consolidated Statements of Operations

	Years Ended January 31,
	2015	2014

Revenue	$-	$-

Operating Expenses
General and administrative	131	2,128
Management fees	9,414	-
Professional fees	49,523	25,468
Total Operating Expenses	59,068	27,596

Loss from Operations	(59,068)	(27,596)

Provision for income taxes	-	-

Net Loss	$(59,068)	$(27,596)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average number of common shares outstanding *	38,418,753	23,048,360

 * Common stock retroactively adjusted for 10:1 forward stock split, effective September 25, 2014

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Consolidated Statements of Stockholders' Equity

			Additional		Total
	Common Stock *		Paid-in	Accumulated	Stockholders'
	Number of shares	Amount	Capital	Deficit	Equity

Balance - January 31, 2013	5,102,000	$510	$2,041	$(4,987)	$(2,436)

Common shares issued for cash at $0.0005 per share	16,000,000	1,600	6,400	-	8,000
Common shares issued for cash at $0.003 per share	15,670,000	1,567	45,443	-	47,010

Net loss	-	-	-	(27,596)	(27,596)
Balance - January 31, 2014	36,772,000	$3,677	$53,884	$(32,583)	$24,978

Common shares issued for cash at $0.003 per share	1,665,000	167	4,829	-	4,995
Common shares issued for cash at $0.07 per share	23,684,360	2,368	1,647,632	-	1,650,000
Debt forgiven by related parties		-	21,679	-	21,679

Net Loss	-	-	-	(59,068)	(59,068)
Balance - January 31, 2015	62,121,360	6,212	1,728,023	(91,651)	1,642,584

* Common stock retroactively adjusted for 10:1 forward stock split, effective September 25, 2014

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Consolidated Statements of Cash Flows

	Years Ended January 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(59,068)	$(27,596)
Adjustments to reconcile net loss to net
cash provided (used) in operating activities:
Changes in assets and liabilities:
Accounts payable	6,411	1,005
Accrued expenses	(5,000)	1,500
Net cash used in operating activities	(57,657)	(25,091)

Cash flows from investing activities:
Investment in Worx	(350,000)	-
Net cash used in investing activities	(350,000)	-

Cash flows from financing activities:
Advanced from related parties	21,679	-
Proceeds from issuance of common stock	1,654,995	55,010
Net cash provided by financing activities	1,676,674	55,010

Net increase in cash and cash equivalents	1,269,017	29,919
Cash and cash equivalents at beginning of period	30,983	1,064

Cash and cash equivalents at end of period	$1,300,000	$30,983

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing / investing activities:
Related party debt forgiven	$21,679	$-

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Notes to the Audited Consolidated Financial Statements
January 31, 2015 and 2014

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

Resort Savers, Inc. (the "Company") is a Nevada corporation incorporated on June 25, 2012.  It is based in Shenzhen, China.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is January 31.

On December 22, 2014, the Company formed a wholly owned subsidiary, Xing Rui International Investment Holding Group Co., Ltd. ("Xing Rui"), in Seychelles.

The Company makes investments and acquisitions into sound, transparent markets and industries throughout the world. In China, the company has invested in companies with innovative and market-ready petroleum industry technologies for potential installation and distribution throughout the Greater China market. In Europe and worldwide, the Company is seeking to acquire and invest in global tourist and development assets that can be tailored to Chinese and American investment travelers.

Effective September 25, 2014, the Company effected a 10 for 1 forward split on its common stock outstanding in the form of a dividend, under which each stockholder of record on that date received 9 additional shares of the Corporation's $0.0001 par value common stock for every one (1) share owned.

The financial statements have been retroactively adjusted to give effect to the 10 for 1 forward split.

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

Principles of Consolidation

The consolidated financial statements reflect the financial position and operating results of Resort Savers and includes our wholly-owned subsidiary, Xing Rui International Investment Holding Group Co., Ltd., as of December 22, 2014. Intercompany transactions and balances have been eliminated.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States and presented in US dollars.

Foreign Currency Translation and Re-measurement

The Company's subsidiary uses the U.S. Dollar as their functional currency to re-measure monetary assets and liabilities at exchange rates in effect at the end of each period, and nonmonetary assets and liabilities at historical rates. Gains and losses from these re-measurements were not significant and have been included in the Company's results of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $1,300,000 and $30,983 in cash and cash equivalents as of January 31, 2015 and 2014, respectively.

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

Investments in Companies Accounted for Using the Equity or Cost Method

In accordance with ASC 320-10, investments in other non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for as the Company is not obligated to provide additional capital. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended.

When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company's proportionate interest in the investee is reflected in equity as an adjustment to paid-in-capital. The Company evaluates its investments in companies accounted for by the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

Start-Up Costs

In accordance with ASC 720, "Start-up Costs", the Company expenses all costs incurred in connection with the start-up and organization of the Company. During the year ended January 31, 2015, the Company incurred $14,358 cost in incorporation of its wholly owned subsidiary Xing Rui International Investment Holding Group Co., Ltd. All incorporation costs were expensed.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of January 31, 2015.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of January 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10 "Development Stage Entities" (Topic 915). The objective of the ASU is to improve financial reporting by reducing the cost and complexity of associated with the incremental reporting requirements for development stage entities. The ASU removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the inception-to-date information and certain other disclosures. The ASU also eliminates an exception provided to development stage entities in Topic 810 "Consolidation" for determining whether an entity is a variable interest entity on the basis of amount of investment equity at risk. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. Accordingly, the Company has elected to adopt these changes.

In June 2014, the FASB issued ASU No. 2014-12 "Compensation – Stock Compensation" (Topic 718). The ASU provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendment requires a performance target that affects vesting and that could be achieved after requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. Those amendments are effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. The Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements – Going Concern (Subtopic 205-40)." The ASU provides guidance on determining when and how to disclose going-concern uncertainties in the consolidated financial statements. The standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the consolidated financial statements are issued. An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The ASU applies to all entities and is effective for annual periods ending after December 15, 2016.  Management is currently evaluating the potential impact that adoption may have on its consolidated financial statements and footnote disclosures.

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

NOTE 4 - INVESTMENT

On December 30, 2014, a stock purchase agreement was concluded between Worx America, Inc. ("Worx"), and Xing  Rui, the Company's wholly owned subsidiary, giving RSSV common equity interest in Worx, a Houston, TX based Research and Development Company. As a consequence of this investment, RSSV and Worx intend to cooperate on a wide range of opportunities, although no material definitive agreements have been concluded at this date, except the stock purchase agreement, which conveys common stock ownership and its attendant rights under Nevada law (NRS Chapter 78).

On January 28, 2015, $350,000 was paid by the Company to Worx in exchange of 5,403,728 common shares of Worx, representing 5.38% of Worx's current issued and outstanding voting common stock on a fully converted and diluted basis. As a result, this $350,000 was recorded as an investment at cost.

NOTE 5 - STOCKHOLDERS' EQUITY

The capitalization of the Company consists of the following classes of capital stock as of December 31, 2014:

Preferred Stock

The Company has authorized 15,000,000 shares of preferred stock with a par value of $0.0001 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.  No shares of preferred stock have been issued.

Common Shares

The Company has authorized 100,000,000 shares of common stock with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On September 25, 2014 the Company effected a forward stock split of 10 shares of common stock for each share held, or an additional nine shares were issued for each common share held.  All share and per share information has been retroactively restated for financial presentation of prior periods.

Common Shares issued from inception (retroactively restated for 10:1 forward stock split):

•	On June 28, 2012, the company issued 5,102,000 shares of common stock to an officer and director at $0.0005 per share for $2,551.
•	On February 18, 2013, the company issued 16,000,000 shares of common stock to officers and directors at $0.0005 per share for $8,000.
•	Between November 2013 and February 2014, the Company issued 17,335,000 shares of common stock to 27 unaffiliated investors at $0.003 per share for $52,005.
•	On January 31, 2015, the Company issued 23,684,360 shares of common stock to unaffiliated investors at $0.07 per share for $1,650,000.

As at January 31, 2015 and 2014, the Company had 62,121,360 and 36,772,000 common shares issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

Additional Paid-In Capital

During the year ended January 31, 2015, related parties contributed additional paid-in capital in the amount of $21,679, to fund operating expenses.

NOTE 6 - PROVISION FOR INCOME TAXES

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	January 31, 2015	January 31, 2014
Income tax expense at statutory rate	$(20,083)	$(9,383)
Valuation allowance	20,083	9,383
Income tax expense per books	$-	$-

At January 31, 2015, the Company had net operating loss carry forwards ("NOLs") aggregating approximately $91,651 which, if not used, begin to expire in 2032. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred income tax assets are as follows:

	January 31, 2015	January 31, 2014
NOL Carryover	$31,161	$11,078
Valuation allowance	(31,161)	(11,078)
Net deferred tax asset	$-	$-

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at January 31, 2015. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.

The Company has no uncertain tax positions as of January 31, 2015 due to limited nature of its operations. Income taxes for the years ended January 31, 2013 through 2014 remain subject to examination.

NOTE 7 – RELATED PARTY TRANSACTIONS

On February 19, 2013, the company issued 16,000,000 shares of common stock to an officer and director at $0.0005 per share for $8,000 cash.

Related parties, who are shareholders of the Company, forgave debt, in the amount of $21,679 for payments made on behalf of the Company for operating expenses.  The amount has been recognized as a contribution to capital.

The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as at January 31, 2015.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 9 - SUBSEQUENT EVENTS

During February 2015, the Company paid $1,300,000 to Worx in exchange for 20,098,779 shares of common stock in Worx.

During March 2015, the Company issued 5,023,955 shares of common stock to unaffiliated investors in exchange for 1,000,000 common shares of Borneo Resource Investments Ltd.

During March 2015, the Company transferred 1,000,000 common shares of Borneo Resource Investments Ltd. to Worx in exchange for 5,472,486 shares of common stock of Worx.

Upon completion the above, the Company's investment in Worx represented 20% of Worx's currently issued and outstanding voting stock on a fully converted and diluted basis.

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no additional material events have occurred that require disclosure.

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

On December 9, 2013 (the "Engagement Date"), our Company engaged Messineo & Co, CPAs LLC  ("M&Co"), as independent registered public accounting firm.  The engagement of M&Co was approved by our Company's Board of Directors on December 9, 2013.  During the year ended January 31, 2013, and through the Engagement Date, we did not consult with M&Co regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by M&Co, in either case where written or oral advice provided by M&Co would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

On January 12, 2015, the Company accepted the resignation of M&Co.  M&Co's report on the financial statements for the year ended April 30, 2014, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern.

Our Board of Directors participated in and approved the decision to change independent accountants.  Through the period covered by the financial review of financial statements of the quarterly period October 31, 2014, there have been no disagreements with M&Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&O, would have caused them to make reference thereto in their report on the financial statements.  Through the interim period January 12, 2015 (the date of resignation of the former accountant), there have been no disagreements with M&Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&Co would have caused them to make reference thereto in their report on the financial statements.

On January 12, 2015, the Company engaged Li and Company, PC ("LICO") of New Jersey, as its new registered independent public accountant.  During the years ended April 30, 2014, and prior to January 12, 2015 (the date of the new engagement), the Company did not consult with LICO regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by LICO, in either case where written or oral advice provided by LICO would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Item 304(a)(1)(iv) or item 304(a)(1)(v) of Regulation S-K, respectively).

On March 18, 2015, the Company accepted the resignation of LICO.  LICO did not perform an audit, and did not provide a report on the financial statements for the Company.  Our Board of Directors participated in and approved the decision to change independent accountants. Through the period from appointment on January 12, 2015, through resignation, there have been no disagreements with LICO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LICO, would have caused them to make reference thereto in their report on the financial statements.

On March 18, 2015, the Company engaged RBSM, LLP ("RBSM") as its new registered independent public accountants. During the year ended January 31, 2015, and prior to March 18, 2015 (the date of the new engagement), the Company did not consult with RBSM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by RBSM, in either case where written or oral advice provided by RBSM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of January 31, 2015 based on the COSO framework criteria, as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of January 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended January 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Michelle LaCour	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Treasurer and Director	41	June 26, 2012 (Resigned August 11, 2014)
James Lacour	Secretary and Director	71	June 26, 2012 (Resigned August 11, 2014)
Zhou Gui Bin	President, CEO, Director	67	August 11, 2014
Zhou Wei	CFO, Seretary, Treasurer, Director	37	August 11, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each current director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Zhou Gui Bin, age 67, graduated from Chang Chun Politics and Law University with a degree in law.  From May, 1970 through May, 2001, he worked in the supply and purchase section of Siping Prison, Jilin Province.  Starting in 2001 until the present, he has served as the General Agent of Daohuaxiang Liquor Industry Group in Weihai Area.

Zhou Wei, age 37, graduated from Siping Industry and Communications School with a degree in accounting and corporate management.  From September, 1996 through April, 2000, she work as a cashier in Siping Branch Store of Shenyang Mulan Appliance Company.  From October, 2004 through July 2010, she served as a financial accountant at Weihai Branch of Daohuaxiang Liquor Industry Group.  From October 2010 through June, 2014, she served as hall business manager in Telecom Company of Balishen County in Hami City, Xinjiang Uygur Autonomous Region.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

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

Board and Committee Meetings

Our board of directors currently consists of two members, Zhou Gui Bin and Zhou Wei. The Board held no formal meetings during the year ended January 31, 2015. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of January 31, 2015, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.  If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2015 and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2015.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michelle LaCour(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	2014	0	0	0	0	0	0	9,414	9,414
James LaCour(2) Secretary and Director	2014	0	0	0	0	0	0	0	0
Zhou Gui Bin(3) President, CEO, Director	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Zhou Wei(4) CFO, Secretary, Treasurer, Director	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)
Michelle LaCour held the positions of President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Treasurer, of the Company from June 28, 2012 through August 11, 2014.  Ms. LaCour also held the position of Director from June 26, 2012 through August 11, 2014.

(2)	James LaCour held the position of Director from June 26, 2012 and Secretary from June 28, 2012, through August 11, 2014.

(3)	Zhou Gin Bin was appointed President, CEO and Director on August 11, 2014.

(4)	Zhou Wei was appointed CFO, Secretary, Treasurer and Director

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended January 31, 2015.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended January 31, 2015.

Option Exercises and Stock Vested

During our Fiscal year ended January 31, 2015, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 25, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Zhou Gui Bin	2,367,330 shares (Direct Ownership)	3.53%
Zhou Wei	2,367,330 shares (Direct Ownership)	3.53%
Zong Xin International Investment Holdings Co., LTD	16,367,340 shares	24.38%
Directors and Executive Officers as a Group(1) (2 individuals)	21,102,000 common shares	31.44%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 25, 2015. As of April 25, 2015, there were 67,145,315 shares of our company's common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Security Ownership of Certain Beneficial Owners and Management

On August 1, 2014, the Michelle LaCour and James LaCour sold their shares of the Company to the following:

Shareholder	Number of Shares	Price per Share	Percentage Owned
Zhou Gui Bin	236,733	$0.20	6.4%
Zhou Wei	236,733	$0.20	6.4%
Zong Xin International Investment Holdings Co. LTD.	1,636,734	$0.20	44.5%

Shareholder loan

From June 25, 2012 (date of inception) until the audit date of January 31, 2015, there were no shareholder loans.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14.     Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:
	Year Ended January 31, 2015	Year Ended January 31, 2014
Audit Fees (1)	$4,600	$8,800
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$0	$0
All Other Fees (4)	$0	$600
Total	$4,600	$9,400

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

The following exhibits are included as part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	S-1	3.1	4/08/2013

3.2	By-Laws of Registrant.	S-1	3.2	4/08/2013

14.1	Code of Ethics.	10-K	14.1	05/01/2014

21.1	Subsidiary of the Registrant Xing Rui International Investment Holding Group Co., Ltd. (Seychelles)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

RESORT SAVERS, INC.
(Registrant)

Dated: May 1, 2015	/s/ Zhou Gui Bin
Zhou Gui Bin
President, CEO
(Principal Executive Officer)

Dated: May 1, 2015	/s/ Zhou Wei
Zhou Wei
CFO
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: May 1, 2015	/s/ Zhou Gui Bin
Zhou Gui Bin
President, Chief Executive Officer and Director

Dated: May 1, 2015	/s/ Zhou Wei
Zhou Wei
CFO, Secretary, Treasurer and Director