Form 10-Q
period 2015-04-30
Resort Savers, Inc.
filed 2015-06-15
CIK 1572384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

As of June 12, 2015 there were 67,142,315 shares of the issuer's common stock, par value $0.0001, outstanding.

RESORT SAVERS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.      Unaudited Financial Statements.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's January 31, 2015 Form 10-K filed with the Securities and Exchange Commission on May 1, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending January 31, 2016.

RESORT SAVERS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

April 30, 2015

RESORT SAVERS, INC.
Condensed Consolidated Interim Balance Sheets

	April 30,	January 31,
	2015	2015
	(Unaudited)

ASSETS
Current Assets
Cash	$-	$1,300,000
Total current assets	-	1,300,000

Investment	1,907,308	350,000

Total Assets	$1,907,308	$1,650,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$11,984	$7,416
Total current liabilities	11,984	7,416

Total Liabilities	11,984	7,416

Stockholders' Equity
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 67,142,315 and 62,121,360 shares issued and outstanding, respectively *	6,714	6,212
Additional paid-in capital	2,103,126	1,728,023
Accumulated deficit	(152,516)	(91,651)
Accumulated other comprehensive loss	(62,000)	-
Total stockholders' equity	1,895,324	1,642,584

Total Liabilities and Stockholders' Equity	$1,907,308	$1,650,000

* Common stock retroactively adjusted for 10:1 forward stock split, effective September 25, 2014.

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Condensed Consolidated Interim Statements of Operations
(Unaudited)

	Three months ended
	April 30,
	2015	2014

Revenue	$-	$-

Operating Expenses
General and administrative	1,500	45
Professional fees	28,673	13,595
Total Operating Expenses	30,173	13,640

Loss from Operations	(30,173)	(13,640)

Other expense
Equity loss on unconsolidated affiliate investment	(30,692)	-
Total other expense, net	(30,692)	-

Provision for income taxes	-	-

Net Loss	$(60,865)	$(13,640)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average number of common shares outstanding *	64,490,799	38,362,170

* Common stock retroactively adjusted for 10:1 forward stock split, effective September 25, 2014.

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Condensed Consolidated Interim Statements of Comprehensive Loss
(Unaudited)

	Three months ended
	April 30,
	2015	2014

Net loss	$(60,865)	$(13,640)

Other comprehensive loss net of tax:

Unrealized loss on available-for-sale investments net of tax benefit	(62,000)	-

Comprehensive loss	$(122,865)	$(13,640)

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

	Three months ended
	April 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(60,865)	$(13,640)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Non-cash items
Loss on equity investment	30,692	-
Changes in assets and liabilities:
Accounts payable	4,568	(455)
Accrued expenses	-	(3,500)
Net cash used in operating activities	(25,605)	(17,595)

Cash flows from investing activities:
Investment in Worx	(1,300,000)	-
Net cash used in investing activities	(1,300,000)	-

Cash flows from financing activities:
Advanced from related parties	25,605	-
Proceeds from issuance of common stock	-	4,995
Net cash provided by financing activities	25,605	4,995

Net decrease in cash and cash equivalents	(1,300,000)	(12,600)
Cash and cash equivalents at beginning of period	1,300,000	30,983

Cash and cash equivalents at end of period	$-	$18,383

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing / investing activities:
Investment in Worx - Borneo shares	$350,000	$-
Related party debt forgiven	$25,605	$-
Unrealized loss on available-for-sale securities	$62,000	$-

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
April 30, 2015

NOTE 1 -   ORGANIZATION AND DESCRIPTION OF BUSINESS

Resort Savers, Inc. (the "Company") is a Nevada corporation incorporated on June 25, 2012. It is based in Shenzhen China. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is January 31.

On December 22, 2014, the Company formed a wholly owned subsidiary Xing Rui International Investment Holding Group Co., Ltd. ("Xing Rui") in Seychelles.

The Company makes investments and acquisitions into sound, transparent markets and industries throughout the world. In China, the company has invested in companies with innovative and market-ready petroleum industry technologies for potential installation and distribution throughout the Greater China market. In Europe and worldwide, the Company is seeking to acquire and invest in global tourist and development assets that can be tailored to Chinese and American investment traveler.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $0 and $1,300,000 in cash and cash equivalents as at April 30, 2015 and January 31, 2015, respectively.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as at April 30, 2015 and January 31, 2015.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of April 30, 2015.

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

On January 28, 2015, $350,000 cash was paid by the Company to Worx in exchange of 5,403,728 common shares of Worx. On March 20, 2015, $1,300,000 cash and 1,000,000 shares of common stock of Borneo Resource Investment Ltd. with a value of $350,000 were paid by the Company to Worx in exchange of 14,665,022 common shares of Worx. As of March 20, 2015, the Company owns 20,068,750 common shares of Worx, representing 20% of Worx's current issued and outstanding voting common stock on a fully converted and diluted basis. This investment was accounted for under equity method with initial cost of $2,000,000.

During the period ended April 30, 2015, the Company recognized $30,692 loss from its investment in Worx based on its proportionate share of Worx's net loss during March 20, 2015 to April 30, 2015. The Company also had a proportionate unrealized loss from Worx's investment held for sale of $62,000, as indicated in the statement of other comprehensive income. The Company reviewed Worx's financial condition at April 30, 2015 and concluded that there was no impairment loss related to its investment in Worx. As at April 30, 2015, the Company's carrying value of its Worx investment was $1,907,308.

NOTE 5 -    STOCKHOLDERS' EQUITY

The capitalization of the Company consists of the following classes of capital stock as of April 30, 2015:

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

Common Shares

The Company has authorized 100,00,000 shares of common stock with a par value of $0.0001 per shares.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On September 25, 2014 the Company effected a forward stock split of 10 shares of common stock for each share held, or an additional nine shares were issued for each common share held. All share and per share information has been retroactively restated for financial presentation of prior periods.

During the period ended April 30, 2015, the Company issued 20,955 common shares to an unaffiliated investor for cash subscription paid before January 31, 2015 and issued 5,000,000 common shares to an unaffiliated investor in exchange of 1,000,000 common shares of Borneo Resource Investment Ltd.

As at April 30, 2015 and January 31, 2015, the Company had 67,142,315 and 62,121,360 common shares issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

Additional Paid-In Capital

During the period ended April 30, 2015, related parties contributed additional paid-in capital in the amount of $25,605, to fund operating expenses.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the period ended April 30, 2015, related parties, who are shareholders of the Company, forgave debt, in the amount of $25,605 for payments made on behalf of the Company for operating expenses.  The amount has been recognized as a contribution to capital.

The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of April 30, 2015.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 -SUBSEQUENT EVENTS

On May 12, 2015, the Company, by and through its wholly-owned subsidiary, Xing Rui International Investment Holding Group, Ltd., signed a Definitive Letter of Intent with the stockholders of Kashi Jinju Colour Printing Packaging Co. LTD., a Peoples Republic of China corporation ("Kashi Jinju").  The stockholders of Kashi Jinju and the Company intend to enter into a share exchange, wherein the stockholders of Kashi Jinju will exchange 80% of the issued and outstanding shares of stock of Kashi Jinju for 32,000,000 shares of Resort Savers common stock.

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

All references in this Form 10-Q to the "Company," "Resort Savers," "we," "us," or "our" are to Resort Savers, Inc.

Corporate Overview

Resort Savers, Inc. is a developmental stage company, incorporated in the State of Nevada on June 25, 2012. Our fiscal year end is January 31. The company's administrative address is Room 1309 Wanjun Jingmao Building, No. 21 Baoxing Road, Boa An Central, Shenzen, China 518133 and the telephone number is 0086-0755-23106825.

From January 2015 through March, 2015, we purchased a 20% equity stake in Worx America, Inc. ("Worx", a private company based in Houston, Texas.  Worx designs automated solutions for industrial, environmental and energy industries to improve efficiency and systems output.  The Worx automated robotic tank cleaning system reduces tank cleaning time, reduces or eliminates the need for personnel to enter tanks, and may reduce the volume of solvents used to clean a tank. Actual results vary from tank to tank and may involve variables including the product in the tank, physical condition of the tank such as corrosion, or amount of sludge accumulated.  Worx is currently refining its product line to improve speed and efficiency.  Our investment in Worx has facilitated this development. We hope that our investment into what we believe is an important technology will give us early access to the technology, establish relationships in the industry, and allow us to assist Worx with the launch of its commercial products in China and other parts of Asia.

On May 12, 2015, the Company, by and through its wholly-owned subsidiary, Xing Rui International Investment Holding Group, Ltd., signed a Definitive Letter of Intent with the stockholders of Kashi Jinju Colour Printing Packaging Co. LTD., a Peoples Republic of China corporation ("Kashi Jinju").  The stockholders of Kashi Jinju and the Company intend to enter into a share exchange, wherein the stockholders of Kashi Jinju will exchange 80% of the issued and outstanding shares of stock of Kashi Jinju for 32,000,000 shares of Resort Savers common stock.  As of the date of this report, no shares have been exchanged,

We are also seeking additional global investment opportunities in emerging companies with products that have potential for expanding regional and international sales and revenues.  We currently do not have any employees.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended April 30, 2015, together with notes thereto, which are included in this report.

Results of Operations

We have generated no revenues since inception and have incurred $152,516 expenses and $62,000 other comprehensive loss through April 30, 2015.

The following table provides selected balance sheet data about our company for the period ended April 30, 2015 and the year ended January 31, 2015.

	April 30, 2015	January 31, 2015
Cash	$-	$1,300,000
Total Assets	$1,907,308	$1,650,000
Total Liabilities	$11,984	$7,416
Stockholders' Equity	$1,895,324	$1,642,584

The following summary of our results of operations, for the quarter ended April 30, 2015 and April 30, 2014.

	Three months ended
	April 30,
	2015	2014
Revenue	$-	$-
Operating Expenses
General and administrative	1,500	45
Professional fees	28,673	13,595
Total Operating Expenses	30,173	13,640
Loss from Operations	(30,173)	(13,640)
Other expense
Equity loss on unconsolidated affiliate investment	(30,692)	-
Total other expense, net	(30,692)	-
Provision for income taxes	-	-
Net Loss	$(60,865)	$(13,640)

The following summary of comprehensive loss, for the quarter ended April 30, 2015 and April 30, 2014.

	Three months ended
	April 30,
	2015	2014
Net loss	$(60,685)	$(13,640)
Other comprehensive loss net of tax:
Unrealized loss on available-for-sale investments net of tax benefit	(62,000)	-
Comprehensive loss	$(122,685)	$(13,640)

For the three months ended April 30, 2015 and April 30, 2014

Revenues
The Company is in its development stage and did not generate any revenues during the three months ended April 30, 2015 and April 30, 2014.

Operating expenses
For the three months ended April 30, 2015, total operating expenses were $30,173, which included professional fees in the amount of $28,673 and general and administrative expenses of $1,500. For the three months ended April 30, 2014, total operating expenses were $13,640, which included professional fees in the amount of $13,595 and general and administrative expenses of $45. The increase if professional fees and general and administrative expenses were primary related to the Company's ongoing regulatory requirements.

Loss on investment
During the period ended April 30, 2015, the Company recognized $30,692 loss from its investment in Worx based on its proportionate share of Worx's net loss during March 20, 2015 to April 30, 2015.

Net loss
For the three months ended April 30, 2015, the Company had a net loss of $60,865, as compared to a net loss for the three months ended April 30, 2014 of $13,640. For the period January 25, 2012 (inception) to April 30, 2015 the Company incurred a net loss of $152,516.

Comprehensive loss
The Company also had a proportionate unrealized loss from Worx's investment held for sale of $62,000, as indicated in the statement of other comprehensive income.

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

Liquidity and Capital Resources

Working Capital

	As of April 30, 2015	As of January 31, 2015

Current Assets	$-	$1,300,000
Current Liabilities	$11,984	$7,416
Working Capital (Deficiency)	$(11,984)	$1,292,584

Cash Flows

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014
Cash Flows Used in Operating Activities	$(25,605)	$(17,595)
Cash Flows Used in Investing Activities	$(1,300,000)	-
Cash Flows from Financing Activities	$25,605	$4,995
Net Decrease in Cash During Period	$(1,300,000)	$(12,600)

As at April 30, 2015, our company's cash balance was $0 compared to $1,300,000 as at January 31, 2015. The decrease in cash was primarily due to investment on Worx.

As at April 30, 2015, our company had total liabilities of $11,984 compared with total liabilities of $7,416 as at January 31, 2015. The increase in total liabilities was attributed to a increase in accrued expenses.

As at April 30, 2015, our company had capital deficiency of $11,984 compared with working capital of $1,292,584 as at January 31, 2015. The decrease in working capital was primarily attributed to the decrease in cash.

Cash Flow from Operating Activities

During the three months ended April 30, 2015, our company used $25,605 in cash from operating activities compared to cash used by operating activities of $17,595 during the three months ended April 30, 2014.

Cash Flow from Investing Activities

During the three months ended April 30, 2015, our company used $1,300,000 in investment of Worx compared to $0 cash for investing activities during the three months ended April 30, 2014.

Cash Flow from Financing Activities

During the three months ended April 30, 2015, our company received $25,605 forgiven loan from related party compared to $4,995 proceeds from the sale of our common stock for the three months ended April 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended April 30, 2015.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Accounting Officer
101*	Interactive Data File (Form 10-Q for the period ended October 31, 2015 furnished in XBRL).
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

RESORT SAVERS, INC.
(Registrant)

Dated: June 15, 2015	/s/ Zhou Gui Bin
Zhou Gui Bin
President, Chief Executive Officer and Director
(Principal Executive)

Dated: June 15, 2015	/s/ Zhou Wei
Zhou Wei
Chie Financial Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)