Form 10-Q
period 2015-07-31
Resort Savers, Inc.
filed 2015-09-14
CIK 1572384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55319

Resort Savers, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-1993448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1309 Wanjun Jingmao Building No. 21 Baoxing Road Boa An Central, Shenzhen, China 518133
(Address of principal executive offices)

0086-0755-23106825
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of September 14, 2015, there were 67,142,315 shares of the issuer’s common stock, par value $0.0001, outstanding.

RESORT SAVERS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015

PART I – FINANCIAL INFORMATION
Item 1.      Unaudited Financial Statements

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

RESORT SAVERS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

July 31, 2015

RESORT SAVERS, INC.
Condensed Consolidated Interim Balance Sheets

	July 31,	January 31,
	2015	2015
	(Unaudited)

ASSETS
Current Assets
Cash	$1,069	$1,300,000
Total current assets	1,069	1,300,000

Investment	1,907,308	350,000

Total Assets	$1,908,377	$1,650,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$8,253	$7,416
Due to related party	3,913	-
Total current liabilities	12,166	7,416

Total Liabilities	12,166	7,416

Stockholders' Equity
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 67,142,315 and 62,121,360 shares issued and outstanding, respectively *	6,714	6,212
Additional paid-in capital	2,131,756	1,728,023
Accumulated deficit	(180,259)	(91,651)
Accumulated other comprehensive loss	(62,000)	-
Total stockholders' equity	1,896,211	1,642,584

Total Liabilities and Stockholders' Equity	$1,908,377	$1,650,000

* Common stock retroactively adjusted for 10:1 forward stock split, effective September 25, 2014.

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Condensed Consolidated Interim Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	5,650	30	7,150	75
Professional fees	22,093	8,247	50,766	21,842
Total Operating Expenses	27,743	8,277	57,916	21,917

Loss from Operations	(27,743)	(8,277)	(57,916)	(21,917)

Other expense
Equity loss on unconsolidated affiliate investment	-	-	(30,692)	-
Total other expense, net	-	-	(30,692)	-

Provision for income taxes	-	-	-	-

Net Loss	$(27,743)	$(8,277)	$(88,608)	$(21,917)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average
number of common shares outstanding *	67,142,315	38,437,000	65,838,531	38,400,200

* Common stock retroactively adjusted for 10:1 forward stock split, effective September 25, 2014

The notes are an integral part of these financial statements.

RESORTS SAVERS, INC.
Condensed Consolidated Interim Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Net loss	$(27,743)	$(8,277)	$(88,608)	$(21,917)
Other comprehensive loss net of tax:
Unrealized loss on available-for-sale investments net of tax benefit	-	-	(62,000)	-
Comprehensive loss	$(27,743)	$(8,277)	$(150,608)	$(21,917)

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(88,608)	$(21,917)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Non-cash items
Loss on equity investment	30,692	-
Changes in assets and liabilities:
Accounts payable	837	1,673
Accrued expenses	-	(3,500)
Net cash used in operating activities	(57,079)	(23,744)

Cash flows from investing activities:
Investment in Worx	(1,300,000)	-
Net cash used in investing activities	(1,300,000)	-

Cash flows from financing activities:
Advanced from related parties	58,148	-
Proceeds from issuance of common stock	-	4,995
Net cash provided by financing activities	58,148	4,995

Net decrease in cash and cash equivalents	(1,298,931)	(18,749)
Cash and cash equivalents at beginning of period	1,300,000	30,983

Cash and cash equivalents at end of period	$1,069	$12,234

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing / investing activities:
Investment in Worx - Borneo shares	$350,000	$-
Related party debt forgiven	$54,235	$-
Unrealized loss on available-for-sale securities	$62,000	$-

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
July 31, 2015

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

On July 14, 2015, the authorized shares of the Company’s common stock was increased from 100,000,000 shares to 1,000,000,000 shares.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States of America and presented in US dollars.

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

Principles of Consolidation

The consolidated financial statements reflect the financial position and operating results of Resort Savers, Inc. (“RSSV”) and includes our wholly-owned subsidiary, Xing Rui International Investment Holding Group Co., Ltd., as of December 22, 2014. Intercompany transactions and balances have been eliminated.

Foreign Currency Translation and Re-measurement

The Company’s subsidiary uses the U.S. Dollar as their functional currency to re-measure monetary assets and liabilities at exchange rates in effect at the end of each period, and nonmonetary assets and liabilities at historical rates. Gains and losses from these re-measurements were not significant and have been included in the Company's results of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $1,069 and $1,300,000 in cash and cash equivalents as at July 31, 2015 and January 31, 2015, respectively.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as at July 31, 2015 and January 31, 2015.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of July 31, 2015.

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

This investment was accounted for under equity method initially with cost of $2,000,000. During the three months ended April 30, 2015, the Company recognized $30,692 loss from its investment in Worx based on its proportionate share of Worx’s net loss during March 20, 2015 to April 30, 2015. The Company also had a proportionate unrealized loss from Worx’s investment held for sale of $62,000, as indicated in the statement of other comprehensive income. On May 1, 2015, the Company lost significant influence on Worx. Therefore, equity method was suspended and the cost method was applied.

During the three months ended July 31, 2015, the Company did not receive any investment income from Worx.  The Company reviewed Worx's financial condition at July 31, 2015 and concluded that there was no impairment loss related to its investment in Worx. As at July 31, 2015, the Company’s carrying value of its Worx investment was $1,907,308.

NOTE 5 - STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of July 31, 2015:

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

Common Shares

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per shares.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On September 25, 2014 the Company effected a forward stock split of 10 shares of common stock for each share held, or an additional nine shares were issued for each common share held. All share and per share information has been retroactively restated for financial presentation of prior periods.

During the period ended July 31, 2015, the Company issued 20,955 common shares to an unaffiliated investor for cash subscription paid before January 31, 2015 and issued 5,000,000 common shares to an unaffiliated investor in exchange of 1,000,000 common shares of Borneo Resource Investment Ltd.

As at July 31, 2015 and January 31, 2015, the Company had 67,142,315 and 62,121,360 common shares issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

Additional Paid-In Capital

During the period ended July 31, 2015, related parties contributed additional paid-in capital in the amount of $54,235, to fund operating expenses.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the period ended July 31, 2015, related parties, who are shareholders of the Company, forgave debt, in the amount of $54,235 for payments made on behalf of the Company for operating expenses.  The amount has been recognized as a contribution to capital.

During the period ended July 31, 2015, the Company owed $3,913 trade payable to directors of Xin Rui for management services provided by companies related to these directors.

The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of July 31, 2015.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

On May 12, 2015, the Company, by and through its wholly-owned subsidiary, Xing Rui International Investment Holding Group, Ltd., signed a Definitive Letter of Intent with the stockholders of Kashi Jinju Colour Printing Packaging Co. LTD., a Peoples Republic of China corporation ("Kashi Jinju").  The stockholders of Kashi Jinju and the Company intend to enter into a share exchange, wherein the stockholders of Kashi Jinju will exchange 80% of the issued and outstanding shares of stock of Kashi Jinju for 32,000,000 shares of Resort Savers, Inc. common stock. At the date of the financial statements, this acquisition has not been closed.

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no additional material events have occurred that require disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in the Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended July 31, 2015, together with notes thereto, which are included in this report.

Results of Operations

We have generated no revenues since inception and have incurred $180,259 expenses and $62,000 other comprehensive loss through July 31, 2015.

The following table provides selected balance sheet data about our company for the period ended July 31, 2015 and the year ended January 31, 2015.

	July 31, 2015	January 31, 2015
Cash	$1069	$1,300,000
Total Assets	$1,908,377	$1,650,000
Total Liabilities	$12,166	$7,416
Stockholders’ Equity	$1,896,211	$1,642,584

For the three months ended July 31, 2015 and July 31, 2014

The following summary of our results of operations, for the three months ended July 31, 2015 and 2014.

	Three Months Ended
	July 31,
	2015	2014

Revenue	$-	$-
Operating Expenses
General and administrative	5,650	30
Professional fees	22,093	8,247
Total Operating Expenses	27,743	8,277
Loss from Operations	(27,743)	(8,277)
Other expense
Equity loss on unconsolidated affiliate investment	-	-
Total other expense, net	-	-
Provision for income taxes	-	-
Net Loss	$(27,743)	$(8,277)

The following summary of comprehensive loss, for the three months ended July 31, 2015 and July 31, 2014.

	Three Months Ended
	July 31,
	2015	2014
Net loss	$(27,743)	$(8,277)
Other comprehensive loss net of tax:
Unrealized loss on available-for-sale investments net of tax benefit	-	-
Comprehensive loss	$(27,743)	$(8,277)

Revenues
The Company is in its development stage and did not generate any revenues during the three months ended July 31, 2015 and July 31, 2014.

Operating expenses
For the three months ended July 31, 2015, total operating expenses were $27,743, which included professional fees in the amount of $22,093 and general and administrative expenses of $5,650. For the three months ended July 31, 2014, total operating expenses were $8,277, which included professional fees in the amount of $8,247 and general and administrative expenses of $30. The increase of professional fees and general and administrative expenses were primary related to the Company’s ongoing regulatory requirements.

Loss on investment
On May 1, 2015, the Company lost significant influence on Worx. Therefore, equity method was suspended and the cost method was applied. As a result, during the three months ended July 31, 2015, the Company did not recognize any loss from its investment in Worx based on its proportionate share of Worx’s net loss during May 1, 2015 to July 31, 2015.

Net loss
For the three months ended July 31, 2015, the Company had a net loss of $27,743, as compared to a net loss for the three months ended July 31, 2014 of $8,277.

For the six months ended July 31, 2015 and July 31, 2014

The following summary of our results of operations, for the six months ended July 31, 2015 and 2014.

	Six Months Ended
	July 31,
	2015	2014

Revenue	$-	$-
Operating Expenses
General and administrative	7,150	75
Professional fees	50,766	21,842
Total Operating Expenses	57,916	21,917
Loss from Operations	(57,916)	(21,917)
Other expense
Equity loss on unconsolidated affiliate investment	(30,692)	-
Total other expense, net	(30,692)	-
Provision for income taxes	-	-
Net Loss	$(88,608)	$(21,917)

The following summary of comprehensive loss, for the six months ended July 31, 2015 and July 31, 2014.

	Six Months Ended
	July 31,
	2015	2014
Net loss	$(88,608)	$(21,917)
Other comprehensive loss net of tax:
Unrealized loss on available-for-sale investments net of tax benefit	(62,000)	-
Comprehensive loss	$(150,608)	$(21,917)

Revenues
The Company is in its development stage and did not generate any revenues during the six months ended July 31, 2015 and July 31, 2014.

Operating expenses
For the six months ended July 31, 2015, total operating expenses were $88,608, which included professional fees in the amount of $50,766 and general and administrative expenses of $7,150. For the six months ended July 31, 2014, total operating expenses were $21,917, which included professional fees in the amount of $21,842 and general and administrative expenses of $75. The increase if professional fees and general and administrative expenses were primary related to the Company’s ongoing regulatory requirements.

Loss on investment
During the six months ended July 31, 2015, the Company recognized $30,692 loss from its investment in Worx based on its proportionate share of Worx’s net loss during March 20, 2015 to April 30, 2015. Investment loss from May 1, 2015 to July 31, 2015 was not recognized since on May 1, 2015, the Company lost significant influence on Worx and equity method was suspended and the cost method was applied.

Net loss
For the six months ended July 31, 2015, the Company had a net loss of $88,608, as compared to a net loss for the six months ended July 31, 2014 of $21,917.

Comprehensive loss
For the six months ended July 31, 2015, the Company also had a proportionate unrealized loss from Worx’s investment held for sale of $62,000, as indicated in the statement of other comprehensive income.

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

Liquidity and Capital Resources

Working Capital

	July 31, 2015	January 31, 2015
Current Assets	$1,069	$1,300,000
Current Liabilities	12,166	7,416
Working Capital (Deficiency)	$(11,097)	$1,292,584

Cash Flows

	Six Months Ended	Six Months Ended
	July 31, 2015	July 31, 2014
Cash Flows Used in Operating Activities	$(57,079)	$(23,744)
Cash Flows Used in Investing Activities	(1,300,000)	0
Cash Flows from Financing Activities	58,148	4,995
Net Decrease in Cash During Period	$(1,298,931)	$(18,749)

As at July 31, 2015, our company’s cash balance was $1,069 compared to $1,300,000 as at January 31, 2015. The decrease in cash was primarily due to investment on Worx.

As at July 31, 2015, our company had total liabilities of $12,166 compared with total liabilities of $7,416 as at January 31, 2015. The increase in total liabilities was attributed to an increase in accrued expenses.

As at July 31, 2015, our company had capital deficiency of $11,097 compared with working capital of $1,292,584 as at January 31, 2015. The decrease in working capital was primarily attributed to the decrease in cash.

Cash Flow from Operating Activities

During the six months ended July 31, 2015, our company used $57,079 in cash from operating activities compared to cash used by operating activities of $23,744 during the six months ended July 31, 2014.

Cash Flow from Investing Activities

During the six months ended July 31, 2015, our company used $1,300,000 in investment of Worx compared to $0 cash for investing activities during the six months ended July 31, 2014.

Cash Flow from Financing Activities

During the six months ended July 31, 2015, our company received $58,148 forgiven loan from related party compared to $4,995 proceeds from the sale of our common stock for the six months ended July 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended July 31, 2015.

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

RESORT SAVERS, INC.
(Registrant)

Dated: September 14, 2015	/S/ Zhou Gui Bin
Zhou Gui Bin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 14, 2015	/s/ Zhou Wei
Zhou Wei
Chie Financial Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)