Form 10-Q
period 2015-10-31
Resort Savers, Inc.
filed 2015-12-15
CIK 1572384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

As of December 11, 2015, there were
70,176,241
 shares of the issuer’s common stock, par value $0.0001, outstanding.

RESORT SAVERS, INC.

FORM 10-Q
FOR THE PERIOD ENDED OCTOBER 31, 2015

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

 RESORT SAVERS, INC.

Index to Unaudited Condensed Financial Statements

October 31, 2015

RESORT SAVERS, INC.
Condensed Consolidated Interim Balance Sheets

	October 31,	January 31,
	2015	2015
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$3,148	$1,300,000
Total Current Assets	3,148	1,300,000
Equipment	200,996	-
Investment	1,907,308	350,000
TOTAL ASSETS	2,111,452	1,650,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$223,821	$7,416
Due to related parties	5,461	-
TOTAL LIABILITIES	229,282	7,416

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $ 0.0001 par value; 15,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $ 0.0001 par value; 1,000,000,000 shares authorized; 70,176,241 and 62,121,360 shares issued and outstanding, respectively *	7,017	6,212
Additional paid-in capital	4,545,377	1,728,023
Accumulated deficit	(2,606,649)	(91,651)
Accumulated other comprehensive loss	(63,575)	-
Total Resort Savers, Inc. shareholders' equity	1,882,170	1,642,584
Noncontrolling interest	-	-
Total equity	1,882,170	1,642,584
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,111,452	$1,650,000

* Common stock retroactively adjusted for 10:1 forward stock split, effective September 25, 2014.

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Condensed Consolidated Interim Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015		2014

REVENUE	$-	$-		$-	$-

OPERATING EXPENSES
General and administrative	-	56		7,150	131
Professional fees	21,166	8,304		71,932	30,146
Management fees	-	9,414		-	9,414
Total Operating Expenses	21,166	17,774		79,082	39,691

LOSS FROM OPERATIONS	(21,166)	(17,774)		(79,082)	(39,691)

OTHER EXPENSE
Goodwill impairment	(4,005,224)	-		(4,005,224)	-
Equity loss on unconsolidated affiliate investment	-	-		(30,692)	-
Total Other Expense, Net	(4,005,224)	-		(4,035,916)	-

LOSS BEFORE INCOME TAXES	(4,026,390)	(17,774)		(4,114,998)	(39,691)
Provision for income taxes	-	-		-	-

NET LOSS	(4,026,390)	(17,774)		(4,114,998)	(39,691)
Net loss attributable to the noncontrolling interest	1,600,000	-		1,600,000	-
NET LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF RESORT SAVERS, INC.	$(2,426,390)	$(17,774)	$	(2,514,998)	$(39,691)

Basic and Diluted Loss per Common Share	$(0.06)	$(0.00)		$(0.06)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	69,318,827	38,437,000		67,011,378	38,412,604

 * Common stock retroactively adjusted for 10:1 forward stock split, effective September 25, 2014.

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Condensed Consolidated Interim Statements of Comprehensive Loss
(Unaudited)
	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
NET LOSS	$(2,426,390)	$(17,774)	(2,514,998)	$(39,691)

OTHER COMPREHENSIVE LOSS NET OF TAX:
Unrealized loss on available-for-sale investments net of tax benefit	-	-	(62,000)	-
Foreign currency translation adjustments	(1,575)	-	(1,575)	-
Other comprehensive income attributable to the no ncontrolling interest	-	-	-	-
NET COMPREHENSIVE LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF RESORT SAVERS, INC.	$(1,575)	$-	$(63,575)	$-

NET LOSS AND OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF RESORT SAVERS, INC.	$(2,427,965)	$(17,774)	$(2,578,573)	$(39,691)
The notes are an integral part of these financial statements.

 RESORT SAVERS, INC.
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,114,998)	$(39,691)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on equity investment	30,692	-
Loss on goodwill impairment	4,005,224	-
Changes in operating assets and liabilities:
Accounts payable	76,281	7,213
Accrued and other payables	-	(3,500)
Net cash used in operating activities	(2,801)	(35,978)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Worx	(1,300,000)	-
Net cash used in investing activities	(1,300,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares	-	4,995
Loans from related parties	5,461	-
Cash received from investment	2,063	-
Net cash provided by financing activities	7,524	4,995

Effects on changes in foreign exchange rate	(1,575)	-

Net decrease in cash and cash equivalents	(1,296,852)	(30,983)
Cash and cash equivalents - beginning of period	1,300,000	30,983
Cash and cash equivalents - end of period	$3,148	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Investment in Worx - Borneo shares	$350,000	$-
Common Shares issued for the acquisition of Shenzen Amuli Development Company Limited	$2,400,000	$-
Related party debt forgiven	$68,158	$6,614
Unrealized loss on available-for-sale securities	$62,000	$-
The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Notes to the Unaudited Condensed Consolidated Interim Financial Statements
October 31, 2015

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

On July 14, 2015, the authorized number of shares of the Company’s common stock was increased from 100,000,000 shares to 1,000,000,000 shares.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted ("GAAP") in the United States of America. The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X and presented in US dollars.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's 10-K filed with the Securities and Exchange Commission on May 1, 2015

Principles of Consolidation

The consolidated financial statements reflect the financial position and operating results of Resort Savers, Inc. (“RSSV”) and include the accounts of the Company and its wholly owned subsidiary, Xing Rui International Investment Holding Group Co., Ltd. (“Xing Rui”), a Seychelles Corporation, and through Xing Rui which includes the accounts of its wholly owned subsidiary, Hua Xing Chang Rong (Shenzhen) Technology Service Company Limited (“Hua Xin Chang”), a Peoples Republic of China corporation, and its 60% owned subsidiary Shenzhen Amuli Industrial Development Company Ltd. (“Amuli”), a Peoples Republic of China corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $3,148 and $1,300,000 in cash and cash equivalents as at October 31, 2015 and January 31, 2015, respectively.

Foreign Currency Translation and Re-measurement

In accordance with ASC 830, “Foreign Currency Matters,”the Company's foreign operations whose functional currency is not the U.S. dollar, the assets and liabilities aretranslated into U.S. dollars at current exchange rates. Resulting translation adjustments are reflected as other comprehensive income (loss) in stockholders' equity. Revenue and expenses are translated at average exchange rates for the period. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are charged to operations as incurred.

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

Business Combinations

In accordance with ASC 805-10, “Business Combinations,” the Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining noncontrolling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is re-measured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.

Investments in Companies Accounted for Using the Equity or Cost Method

In accordance with ASC 320-10, “Investments – Debit and Equity Securities,” investments in other non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for as the Company is not obligated to provide additional capital. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740,“Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at October 31, 2015 and January 31, 2015.

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

Commitments and Contingencies
The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2015.

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

NOTE 4 – EQUIPMENT

On October 1, 2015, the Company acquired equipment of $200,996 through acquisition of Shenzhen Amuli Industrial Development Company Ltd. As the Company has not yet started to use the equipment, no depreciation was recorded during quarter ended October 31, 2015.

NOTE 5 – ACQUISITION

On October 1, 2015, the Company's wholly-owned subsidiary, Xing Rui, by and through a newly formed Peoples Republic of China corporation subsidiary Hua Xin Chang completed a purchase of sixty percent (60%) of the shares of Shenzhen Amuli Industrial Development Company Ltd. for 3,033,926 shares of RSSV's common stock.

Assets taken over and liabilities assumed:

As per ASC 805-20, assets and liabilities were measured at their fair value. The total assets acquired of cash and fixed assets in the acquisition were $2,063 and $200,996, respectively. Accounts payable and accrued expenses in the acquisition were $208,283, for a net asset deficiency of $5,224. In the acquisition process, as per ASC 805-30, goodwill computed was $4,005,224 and non-controlling interest computed was $1,600,000.

Goodwill and Intangibles:

The merger took place by taking 60% of Amuli's common shares. An impairment test for goodwill was performed at the quarter ending October 31, 2015. Management believes that goodwill has impairment due to the following reasons: First, the fair value of the common share of Amuli during the time of merger is substantially less than the fair value of the common share of RSSV at October 1, 2015, and second the management believes that implied value of goodwill is zero because the products are still in the developmental stage. As a result, the management has decided to write off the entire goodwill of $4,005,224 during the quarter ended October 31, 2015. $1,600,000 goodwill impairment was contributed to non-controlling interest.

Non-Controlling Interest:

Non-controlling interest in the Company's consolidated financial statements represents the 40% interest not owned by the Company in Amuli. Amuli had no operations during the period from October 1, 2015 (acquisition date) to October 31, 2015. The company had $0 non-controlling interest as at October 31, 2015.

NOTE 6 - INVESTMENT

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

On January 28, 2015, $ 350,000 cash was paid by the Company to Worx in exchange of 5,403,728 common shares of Worx. On March 20, 2015, $ 1,300,000 cash and 1,000,000 shares of common stock of Borneo Resource Investment Ltd. with a value of $ 350,000 were paid by the Company to Worx in exchange of 14,665,022 common shares of Worx. As of March 20, 2015, the Company owns 20,068,750 common shares of Worx, representing 20% of Worx's current issued and outstanding voting common stock on a fully converted and diluted basis.

This investment was accounted for under equity method initially with cost of $ 2,000,000. During the three months ended April 30, 2015, the Company recognized $ 30,692 loss from its investment in Worx based on its proportionate share of Worx's net loss during March 20, 2015 to April 30, 2015. The Company also had a proportionate unrealized loss from Worx's investment held for sale of $ 62,000, as indicated in the statement of other comprehensive income. On May 1, 2015, the Company lost significant influence on Worx. Therefore, equity method was suspended and the cost method was applied.

During the three months ended October 31, 2015, the Company did not receive any investment income from Worx.  The Company reviewed Worx's financial condition at October 31, 2015 and concluded that there was no impairment loss related to its investment in Worx. As at October 31, 2015, the Company's carrying value of its Worx investment was $ 1,907,308.

NOTE 7 - STOCKHOLDERS' EQUITY

The capitalization of the Company consists of the following classes of capital stock as of October 31, 2015:

Preferred Stock

The Company has authorized
15,000,000
 shares of preferred stock with a par value of $
0.0001
 per share. The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.  No shares of preferred stock have been issued.

Common Shares

The Company has authorized
1,000,000,000
 shares of common stock with a par value of $
0.0001
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

During the period ended October 31, 2015, the Company issued the following shares:

  20,955
   common shares to an unaffiliated investor for cash subscription paid before January 31, 2015
  5,000,000
   common shares to an unaffiliated investor in exchange of
  1,000,000
   common shares of Borneo Resource Investment Ltd.
  3,033,926
  common shares to a shareholder in Amuli, for their
  60
  %
  interest in the Company.
As at October 31, 2015 and January 31, 2015, the Company had
70,176,241
 and
62,121,360
 common shares issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

Additional Paid-In Capital

During the period ended October 31, 2015, related parties contributed additional paid-in capital in the amount of $68,158, to fund operating expenses.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the period ended October 31, 2015, related parties, who are shareholders of the Company, forgave debt, in the amount of $68,158 for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

During the period ended October 31, 2015, the Company owed $5,461 trade payable to directors of Xin Rui for management services provided by companies related to these directors.

The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of October 31, 2015.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 10 -      SUBSEQUENT EVENTS

October 16, 2015, the Company has entered into share exchange agreement with Beijing Yandong Iron Mountain Oil Company. Pursuant to the agreement, the Company will issue 100,000,000 shares to exchange 51% interest of Beijing Yandong Iron Mountain Oil Company. At the date of the issuance of the financial statements, this transaction is still undergoing due diligence.

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

On October 1, 2015, the Company's wholly-owned subsidiary, Xing Rui International Investment Holding Group, Ltd., by and through a newly formed Peoples Republic of China corporation subsidiary Hua Xin Chang Rong (Shenzhen) Technology Service Company Limited ("Hua Xin Chang"), completed a purchase of sixty percent (60%) of the shares of Shenzhen Amuli Industrial Development Co. Ltd., a Peoples Republic of China corporation ("Amuli") for 3,033,926 shares of Resort Savers' common stock. The purchase price was valued $2,400,000 (RMB15,000,000). The shares of Amuli were sold in a private transaction, and the shares of the Company were issued pursuant to an exemption from registration under Regulation S of the Securities Act of 1933. The shares of the Company were issued to individuals who are non-US citizens and who reside outside the US. No general solicitation was used.

The current business plan of Amuli is to develop and promote new lines of beverage products, invest in agricultural businesses and import and export products in the food and beverage industry. Amuli has no capital and must depend on the resources of our shareholders or other sources of investment to provide it with the necessary funds to implement its business plan.

Our Board of Directors will be primarily responsible for investigating combination opportunities. However, we believe that business opportunities may also come to our attention from various sources, including professional advisors such as attorneys, accountants, securities broker-dealers, venture capitalists, members of the financial community and others who may present unsolicited proposals. We have no plan, understanding, agreements or commitments with any individual for such person to act as a finder of opportunities for us.

We do not propose to restrict our search for business opportunity to any particular geographical area or industry, and, therefore, we are unable to predict the nature of our future business operations. Our management's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended October 31, 2015, together with notes thereto, which are included in this report.

Results of Operations

Balance Sheet Data

We have generated no revenues since inception and have incurred $2,606,649 in expenses through October 31, 2015.

The following table provides selected financial data about our company for the period ended October 31, 2015 and the year ended January 31, 2015.

Balance Sheet Data	October 31, 2015	January 31, 2015
Cash	$3,148	$1,300,000
Total Assets	$2,111,452	$1,650,000
Total Liabilities	$229,282	$7,416
Stockholders’ Equity	$1,882,170	$1,642,584

The following summary of our results of operations, for the nine-months ended October 31, 2015 and 2014, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	October 31, 2015	October 31, 2014
Revenue	$-	$-
Operating Expenses
General and administrative	7,150	131
Management fees	-	9,414
Professional fees	71,932	30,146
Total Operating Expenses	79,082	39,691
Operating loss	79,082	39,691
Other expense	4,035,916	-
Net loss	$4,114,998	$39,691

Expenses

Operating expenses for the quarter ended October 31, 2015 increased by $39,391 from $39,691 for the period ended October 31, 2014, to $79,082 for the period ended October 31, 2015. The increase was primarily due to increased professional fees due to reporting requirements for being a public company.

Other expenses during the nine-months ended comprised of a loss on investment of $30,692 and an impairment on goodwill of $4,005,224, of which $1,600,000 was attributed to the non-controlling interest.

Goodwill

On October 1, 2015, through our wholly-owned subsidiary we purchased 60% of the shares of Shenzhen Amuli Industrial Development Company Ltd. ("Amuli"). We issued 3,033,026 shares of common stock for a valuation of $2,400,000, which resulted in a goodwill of $4,005,224, of which $1,600,000 was attributed to the 40% non-controlling interest in Amuli. During the period ended October 31, 2015, management decided to impair the goodwill primarily due to Amuli's products still being in the development stage.

Loss on investment

During the nine months ended October 31, 2015, the Company recognized $30,692 loss from its investment in Worx based on its proportionate share of Worx's net loss during March 20, 2015 to April 30, 2015. Investment loss from May 1, 2015 to October 31, 2015 was not recognized since on May 1, 2015, the Company lost significant influence on Worx and the equity method was suspended and the cost method was applied.

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

Liquidity and Capital Resources

Working Capital

	October 31, 2015	January 31, 2015

Current Assets	$3,148	$1,300,000
Current Liabilities	$229,282	$7,416
Working Capital (Deficiency)	$(226,134)	$1,292,584

Cash Flows

	Nine Months Ended October 31, 2015	Nine Months Ended October 31, 2014
Cash Flows used in Operating Activities	$(2,801)	$(35,978)
Cash Flows used in Investing Activities	$(1,300,000)	-
Cash Flows from Financing Activities	$7,524	$4,995
Net decrease in Cash During Period	$(1,296,852)	$(30,983)

As at October 31, 2015, our company's cash balance was $3,148 compared to $1,300,000 as at January 31, 2015. The decrease in cash was primarily due to the investment in Worx.

As at October 31, 2015, our company had current liabilities of $229,282 compared with current liabilities of $7,416 as at January 31, 2015. The increase in current total liabilities was attributed to $200,996 in accounts payable owed by our subsidiary Amuli.

As at October 31, 2015, our company had a working capital deficiency of $226,134 compared with working capital of $1,292,584 as at January 31, 2015. The decrease in working capital was primarily attributed to the decrease in cash due to the purchase of Worx and the increase in accounts payable from amounts owed by Amuli.

Cash Flow from Operating Activities

During the nine months ended October 31, 2015, our company used $2,801 in cash from operating activities compared to cash used by operating activities of $35,978, during the nine months ended October 31, 2014.

Cash Flow from Investing Activities

During the nine months ended October 31, 2015, our company used $1,300,000 in investment of Worx compared to $0 cash for investing activities during the nine months ended October 31, 2014.

Cash Flow from Financing Activities

During the nine months ended October 31, 2015, our company received $5,461 from a related party and $68,158 in related party loans were forgiven comparted to $4,995 proceeds from the sale of our common compared to financing activities of $4,995 for the nine months ended October 31, 2014.

For the three months ended October 31, 2015 and October 31, 2014

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended October 31, 2015, and October 31, 2014.

Total operating expenses

For the three months ended October 31, 2015, total operating expenses were $21,166, which consisted entirely professional fees. For the three months ended October 31, 2014, total operating expenses were $17,774, which included professional fees in the amount of $8,304, a management fee of $9,414, and administrative expenses of $56.

Net loss

For the three months ended October 31, 2015, the Company had a net loss of $4,026,390, as compared to a net loss for the three months ended October 31, 2014 of $17,774. The change in the net loss was primarily due to the impairment on goodwill of $4,005,224 during the three months ended October 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended October 31, 2015, we issued 3,033,926 shares of unregistered common stock pursuant to Regulation S.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
101*	Interactive Data File (Form 10-Q for the period ended October 31, 2015 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

RESORT SAVERS, INC.
(Registrant)

Dated: December 15, 2015	/s/ Zhou Gui Bin
Zhou Gui Bin
President, Chief Executive Officer and Director
(Principal Executive)

Dated: December 15, 2015	/s/ Zhou Wei
Zhou Wei
Chie Financial Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)