Form 10-K
period 2016-01-31
Resort Savers, Inc.
filed 2016-05-13
CIK 1572384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-55319

RESORT SAVERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-1993448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 10-2-4B, Jin Di Shang Tang Garden, Long Hua Xin Qu Shang Tang Road, Shenzhen, Guang Dong, Peoples Republic of China 518000
(Address of principal executive Office)

Registrant's telephone number, including area code: 0086-0755-23106825

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of Each Class	Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.0001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of common stock held by non-affiliates of the registrant was $51,798,354 as of the last business day of the registrant's most recently completed second fiscal quarter ended July 31, 2015.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 74,976,241shares as of May 12, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the "Company," "Resort Savers", "we," "us" or "our" are to Resort Savers, Inc.

Part I
Item 1.  Business.

Resort Savers, Inc. (the “Company” or “Resort Savers”) was incorporated in the State of Nevada on June 25, 2012.  At formation, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share, and 15,000,000 shares of preferred stock, par value $0.0001 per share,.  Our fiscal year end is January 31.  Resort Savers has limited cash on hand.  We have sustained losses since inception and have relied solely upon the sale of our securities for funding.  Resort Savers has never declared bankruptcy, been in receivership, or been involved in any kind of legal proceeding.

On August 1, 2014, a change of control of the Company occurred, whereby a controlling interest in the Company was sold by Michelle LaCour, our former President, Chief Executive Officer, Chief Financial Officer, Treasurer and director and a former 5% stockholder, and James LaCour, our former Secretary and director and a former 5% stockholder, to the following: (1) Zhou Gui Bin (236,733 shares at a purchase price of $0.20 per share); (2) Zhou Wei (236,733 shares at a purchase price of $0.20 per share); and (3) Zong Xin International Investment Holdings Co. LTD (“Zong Xin”) (1,636,734 shares at a purchase price of $0.20 per share).

On September 25, 2014 the Company effected a forward stock split of 10 shares of common stock for each share held, or an additional nine shares were issued for each common share held. All share and per share information has been retroactively restated for financial presentation of prior periods.

From January 2015 through March 2015, the Company issued an aggregate of 28,708,315 shares of common stock, par value $0.0001 per share, of the Company to unaffiliated investors, none of whom reside in the United States. More specifically, (i) on January 31, 2015, the Company issued 23,684,360 shares of common stock of the Company to unaffiliated investors at $0.07 per shares for $1,650,000, and (ii) in March 2015, the Company issued 5,023,955 shares of common stock of the Company to unaffiliated investors in exchange for 1,000,000 common shares of Borneo Resource Investments Ltd (“BRI”), with a value of $350,000.

Worx America, Inc.

From January 2015 through March 2015, the Company, by and through its wholly owned subsidiary, Xing Rui International Investment Holding Group Co., Ltd., a Seychelles corporation (“Xing Rui”), acquired 20,068,750 common shares of Worx America, Inc. (“Worx”), a private company based in Houston, Texas, in exchange for $1,650,000 cash and 1,000,000 shares of common stock of BRI with a value of $350,000 were paid by the Company to Worx in exchange of 20,068,750 common shares of Worx, representing 20% of Worx's the then issued and outstanding voting common stock on a fully converted and diluted basis.  More specifically, (i) on January 28, 2015, $350,000 cash was paid by the Company to Worx in exchange of 5,403,728 common shares of Worx and (ii) on March 20, 2015, $1,300,000 cash and 1,000,000 shares of common stock of BRI with a value of $350,000 were paid by the Company to Worx in exchange of 14,665,022 common shares of Worx. This investment was accounted for under equity method with initial cost of $2,000,000.

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

Shenzhen Amuli Industrial Development Co. Ltd.

On October 1, 2015, the Company’s wholly-owned subsidiary, Xing Rui, by and through a newly formed People’s Republic of China (the “PRC”) corporation subsidiary Huaxin Changrong (Shenzhen) Technology Service Company Limited (“Huaxin”), completed a purchase from Xu Xiao Yun of sixty percent (60%) of the shares of Shenzhen Amuli Industrial Development Co. Ltd., a PRC corporation (“Amuli”), for 3,033,926 shares of the Company’s common stock.  The purchase price was valued $2,400,000.

Apart from the transactions described above, neither the Company nor any of its subsidiaries has a material relationship with either Mr. Xu Xiao Yun or Amuli.

Amuli is in development to become a large producer of the health beverage drink Kvass. Amuli has purchased equipment and is currently expanding its production facilities that are forecasted to generate sales and profits in 2016.

On October 9, 2015, we amended our certificate of incorporation to increase the maximum number of shares of common stock that the Company shall be authorized to have outstanding at any time to 1,000,000,000 shares.

Beijing Yandong Tieshan Oil Products Co., Ltd.

On January 29, 2016, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Mr. Yang Baojin, a citizen of the PRC, and Huaxin, which is a wholly owned subsidiary of Xing Rui, whereas Xing Rui itself is a wholly owned subsidiary of the Company. Mr. Baojin is the president and majority owner of Beijing Yandong Tieshan Oil Products Co., Ltd., a corporation organized under the laws of the PRC (“BYTOC”).

The Exchange Agreement provides that the Company will issue 6,000,000 shares of its common stock to Mr. Baojin, and Mr. Baojin will deliver to Huaxin an ownership interest in BYTOC such that Huaxin will own 51% of all ownership interests in BYTOC, provided that 1,200,000 shares of the Company’s common stock (20% of the common stock to be delivered to Mr. Baojin) will be withheld by the Company for a period of 12 months in order to secure against breach by Mr. Baojin of his representations and warranties contained in the Agreement, as well as to secure the fulfillment of his covenants and further obligations under the Exchange Agreement (the “Exchange”).

BYTOC is principally engaged in the trading of oil, gas and lubricant products within the PRC. Apart from the transactions pursuant to the Exchange Agreement, neither the Company nor any of its subsidiaries has a material relationship with either Mr. Baojin or BYTOC.

Under the Exchange Agreement, Mr. Baojin guarantees, for five years, that BYTOC will have an annual net income of Renminbi (the currency of the PRC – “RMB”) 10 million.  To the extent that in any year the actual net income of BYTOC is less than RMB 10 million, then Mr. Baojin will pay Huaxin a cash payment equal to 51% of the shortfall.

The Exchange Agreement was approved by a written consent of the Board of Directors of the Company on January 29, 2016 and the closing of the transactions under the Exchange Agreement occurred concurrently with the execution and delivery of the Exchange Agreement.

As a result of the closing of the transactions under the Exchange Agreement, Huaxin now owns a majority of the ownership interest of BYTOC.  Pursuant to the Exchange Agreement, as soon as reasonably practicable following the closing, the parties will amend the articles of association and bylaws of BYTOC so as to require a vote of the majority of the ownership interests in BYTOC to (i) approve the acquisition of BYTOC by means of a merger, (ii) approve the sale of substantially all assets of BYTOC, (iii) liquidate, dissolve or wind-up the business and affairs of BYTOC, (iv) amend, alter or repeal any provision of the articles of association or bylaws of BYTOC, (v) create any class or series of capital stock of BYTOC, (vi) pay or declare any dividend or make any distribution on any shares of capital stock of BYTOC, (vii) issue any debt security, and/or (viii) elect each member of the board of directors of BYTOC.

The total value of the exchange, based on the value of the Company’s common stock as of the close of trading on January 28, 2016, was $3,435,000.

Kashi Jinju Colour Printing Packaging Co. LTD.

On May 12, 2015, the Company, by and through its wholly-owned subsidiary, Xing Rui signed a definitive Letter of Intent with the stockholders of Kashi Jinju Colour Printing Packaging Co. LTD., a PRC corporation ("Kashi Jinju") which manufactures cardboard boxes. The stockholders of Kashi Jinju and the Company intend to enter into a share exchange, wherein the stockholders of Kashi Jinju will exchange 80% of the issued and outstanding shares of stock of Kashi Jinju for 32,000,000 shares of the Company’s common stock.  As of January 31, 2016, the Company and Kashi Jinju are still working towards satisfying conditions of the Letter of Intent, including regulatory approvals and licensing in the PRC, which are required to close the transaction.

Principal Products, Services and Their Markets

As set forth above, we have ownership interests in Worx, Amuli and BYTOC.

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

Amuli is in development to become a large producer of the health beverage drink Kvass. Amuli has purchased equipment and is currently expanding its production facilities that are forecasted to generate sales and profits in 2016.

BYTOC is principally engaged in the trading of oil, gas and lubricant products within the PRC.

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

Number of Employees

Resort Savers has hired 10 employees and we do not anticipate hiring more employees in the near future. Our officers and directors are donating their time and are committed to developing our company and a revenue stream. We engaged an independent contractor to design and develop our website. We also intend to do so to develop a reservation system, and manage our internet marketing efforts.

Reports to Security Holders

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports and other electronic information regarding Resort Savers, Inc. and filed with the SEC at http://www.sec.gov.

Emerging Growth Company and Smaller Reporting Company Status

Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. We have elected to take advantage of the benefits of this extended transition period.

We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

Smaller Reporting Company

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Item 1A.  Risk Factors

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Resort Savers' principal business and corporate address is No. 10-2-4B, Jin Di Shang Tang Garden, Long Hua Xin Qu Shang Tang Road, Shenzhen, Guang Dong, China 518000; the telephone number is 0086-0755-23106825. Other than this mailing address, the Company does not currently maintain any physical or other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as this address is used virtually full-time by activities of a shareholder of the Company.

We do not currently have any investments or other interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3.  Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not traded on any exchange, but is currently available for trading in the over-the-counter market and is quoted on the OTCQB operated by the OTC Markets Group, Inc. under the symbol "RSSV." Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects.

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

Trades in our common stock may be subject to Rule 15g-9 of the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction before the sale.

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

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Markets Group, since approval for our quotation on April 7, 2014. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
January 31, 2016	$0.67	$0.36
October 31, 2015	$0.83	$0.60
July 31, 2015	$0.83	$0.42
April 30, 2015	$0.73	$0.45

Quarter Ended	High	Low
January 31, 2015	$0.45	$0.30
October 31, 2014	$0.40	$0.003
July 31, 2014	$0.003	$0.003
May 30, 2014	$0.003	$0.003

On May 9, 2016, the closing price of our common stock as reported by the OTC Markets was $0.50 per share.

As of April 30, 2016, there were 163 stockholders of record and an aggregate of 74,976,241 shares of our common stock were issued and outstanding.  Of the 74,976,241 shares of common stock outstanding, 4,734,660 were held by our two officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1934, and since we were considered a shell company, any restricted stock will not be eligible for resale under Rule 144 until the conditions of Rule 144(i) are met.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

From January 2015 through March 2015, the Company issued an aggregate of 28,708,315 shares of common stock, par value $0.0001 per share, of the Company to unaffiliated investors, none of whom reside in the United States. More specifically, (i) on January 31, 2015, the Company issued 23,684,360 shares of common stock of the Company to unaffiliated investors at $0.07 per shares for $1,650,000, and (ii) in March 2015, the Company issued 5,023,955 shares of common stock of the Company to unaffiliated investors in exchange for 1,000,000 common shares of BRI with a value of $350,000.

Worx America, Inc.

From January 2015 through March 2015, the Company, by and through its wholly owned subsidiary, Xing Rui, acquired 20,068,750 common shares of Worx, in exchange for $1,650,000 cash and 1,000,000 shares of common stock of BRI with a value of $350,000 were paid by the Company to Worx in exchange of 20,068,750 common shares of Worx, representing 20% of Worx's the then issued and outstanding voting common stock on a fully converted and diluted basis.  More specifically, (i) on January 28, 2015, $350,000 cash was paid by the Company to Worx in exchange of 5,403,728 common shares of Worx and (ii) on March 20, 2015, $1,300,000 cash and 1,000,000 shares of common stock of BRI with a value of $350,000 were paid by the Company to Worx in exchange of 14,665,022 common shares of Worx. This investment was accounted for under equity method with initial cost of $2,000,000.

Shenzhen Amuli Industrial Development Co. Ltd.

On October 1, 2015, the Company’s wholly-owned subsidiary, Xing Rui, by and through a newly formed PRC corporation subsidiary Huaxin, completed a purchase of sixty percent (60%) of the shares of Amuli, for 3,033,926 shares of the Company’s common stock.  The purchase price was valued $2,400,000 (RMB15,000,000).

Amuli is in development to become a large producer of the health beverage drink Kvass. Amuli has purchased equipment and is currently expanding its production facilities that are forecasted to generate sales and profits in 2016.

Beijing Yandong Tieshan Oil Products Co., Ltd.

On January 29, 2016, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Mr. Yang Baojin, a citizen of the PRC, and Huaxin, which is a wholly owned subsidiary of Xing Rui, which is a wholly owned subsidiary of the Company. Mr. Baojin is the president and majority owner of BYTOC.

The Exchange Agreement provides that the Company will issue 6,000,000 shares of its common stock to Mr. Baojin, and Mr. Baojin will deliver to Huaxin an ownership interest in BYTOC such that Huaxin will own 51% of all ownership interests in BYTOC, provided that 1,200,000 shares of the Company’s common stock (20% of the common stock to be delivered to Mr. Baojin) will be withheld by the Company for a period of 12 months in order to secure against breach by Mr. Baojin of his representations and warranties contained in the Agreement, as well as to secure the fulfillment of his covenants and further obligations under the Exchange Agreement (the “Exchange”).

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2016.

Description of Securities

Authorized Capital Stock

Our authorized capital stock consists of 1,000,000,000 shares of common stock, par value $0.0001 per share, and 15,000,000 shares of preferred stock, par value $0.0001.

Common Stock

As of April 30, 2016, 74,976,241 shares of common stock, held by 163 stockholders, were issued and outstanding. Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of our common stock:

•	have equal ratable rights to dividends from funds legally available, therefore, when, as and if declared by our Board,
•	are entitled to share in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs, and
•	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights.

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, meaning that the holders of 50.1% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, and, in such event, the holders of the remaining shares will not be able to elect any of our directors.

Cash Dividends

Historically, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Item 6.  Selected Financial Data.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Resort Savers was incorporated in the State of Nevada on June 25, 2012.  At formation, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share, and 15,000,000 shares of preferred stock, par value $0.0001 per share,.  Our fiscal year end is January 31.  Resort Savers has limited cash on hand.  We have sustained losses since inception and have relied solely upon the sale of our securities for funding.  Resort Savers has never declared bankruptcy, been in receivership, or been involved in any kind of legal proceeding.

On August 1, 2014, a change of control of the Company occurred, whereby a controlling interest in the Company was sold by Michelle LaCour, our former President, Chief Executive Officer, Chief Financial Officer, Treasurer and director and a former 5% stockholder, and James LaCour, our former Secretary and director and a former 5% stockholder, to the following: (1) Zhou Gui Bin (236,733 shares at a purchase price of $0.20 per share); (2) Zhou Wei (236,733 shares at a purchase price of $0.20 per share); and (3) Zong Xin (1,636,734 shares at a purchase price of $0.20 per share).

On September 25, 2014 the Company effected a forward stock split of 10 shares of common stock for each share held, or an additional nine shares were issued for each common share held. All share and per share information has been retroactively restated for financial presentation of prior periods.

From January 2015 through March 2015, the Company issued an aggregate of 28,708,315 shares of common stock, par value $0.0001 per share, of the Company to unaffiliated investors, none of whom reside in the United States. More specifically, (i) on January 31, 2015, the Company issued 23,684,360 shares of common stock of the Company to unaffiliated investors at $0.07 per shares for $1,650,000, and (ii) in March 2015, the Company issued 5,023,955 shares of common stock of the Company to unaffiliated investors in exchange for 1,000,000 common shares of Borneo Resource Investments Ltd, with a value of $350,000.

Worx America, Inc.

From January 2015 through March 2015, the Company, by and through its wholly owned subsidiary, Xing Rui, acquired 20,068,750 common shares of Worx, in exchange for $1,650,000 cash and 1,000,000 shares of common stock of BRI with a value of $350,000 were paid by the Company to Worx in exchange of 20,068,750 common shares of Worx, representing 20% of Worx's the then issued and outstanding voting common stock on a fully converted and diluted basis.  More specifically, (i) on January 28, 2015, $350,000 cash was paid by the Company to Worx in exchange of 5,403,728 common shares of Worx and (ii) on March 20, 2015, $1,300,000 cash and 1,000,000 shares of common stock of BRI with a value of $350,000 were paid by the Company to Worx in exchange of 14,665,022 common shares of Worx. This investment was accounted for under equity method with initial cost of $2,000,000.

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

Shenzhen Amuli Industrial Development Co. Ltd.

On October 1, 2015, the Company’s wholly-owned subsidiary, Xing Rui, by and through a newly formed PRC corporation subsidiary Huaxin, completed a purchase of sixty percent (60%) of the shares of Amuli, for 3,033,926 shares of the Company’s common stock.  The purchase price was valued $2,400,000.

Amuli is in development to become a large producer of the health beverage drink Kvass. Amuli has purchased equipment and is currently expanding its production facilities that are forecasted to generate sales and profits in 2016.

On October 9, 2015, we amended our certificate of incorporation to increase the maximum number of shares of common stock that the Company shall be authorized to have outstanding at any time to 1,000,000,000 shares.

Beijing Yandong Tieshan Oil Products Co., Ltd.

On January 29, 2016, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Mr. Yang Baojin, a citizen of the PRC, and Huaxin, which is a wholly owned subsidiary of Xing Rui, which is a wholly owned subsidiary of the Company. Mr. Baojin is the president and majority owner of BYTOC.

The Exchange Agreement provides that the Company will issue 6,000,000 shares of its common stock to Mr. Baojin, and Mr. Baojin will deliver to Huaxin an ownership interest in BYTOC such that Huaxin will own 51% of all ownership interests in BYTOC, provided that 1,200,000 shares of the Company’s common stock (20% of the common stock to be delivered to Mr. Baojin) will be withheld by the Company for a period of 12 months in order to secure against breach by Mr. Baojin of his representations and warranties contained in the Agreement, as well as to secure the fulfillment of his covenants and further obligations under the Exchange Agreement (the “Exchange”).

BYTOC is principally engaged in the trading of oil, gas and lubricant products within the PRC. Apart from the transactions pursuant to the Exchange Agreement, neither the Company nor Huaxin has a material relationship with either of Mr. Baojin or BYTOC.

Under the Exchange Agreement, Mr. Baojin guarantees, for five years, that BYTOC will have an annual net income of Renminbi (the currency of the PRC – “RMB”) 10 million.  To the extent that in any year the actual net income of BYTOC is less than RMB 10 million, then Mr. Baojin will pay Huaxin a cash payment equal to 51% of the shortfall.

The Exchange Agreement was approved by a written consent of the Board of Directors of the Company on January 29, 2016 and the closing of the transactions under the Exchange Agreement occurred concurrently with the execution and delivery of the Exchange Agreement.

As a result of the closing of the transactions under the Exchange Agreement, Huaxin now owns a majority of the ownership interest of BYTOC.  Pursuant to the Exchange Agreement, as soon as reasonably practicable following the closing, the parties will amend the articles of association and bylaws of BYTOC so as to require a vote of the majority of the ownership interests in BYTOC to (i) approve the acquisition of BYTOC by means of a merger, (ii) approve the sale of substantially all assets of BYTOC, (iii) liquidate, dissolve or wind-up the business and affairs of BYTOC, (iv) amend, alter or repeal any provision of the articles of association or bylaws of BYTOC, (v) create any class or series of capital stock of BYTOC, (vi) pay or declare any dividend or make any distribution on any shares of capital stock of BYTOC, (vii) issue any debt security, and/or (viii) elect each member of the board of directors of BYTOC.

The total value of the exchange, based on the value of the Company’s common stock as of the close of trading on January 28, 2016, was $3,435,000.

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

Our audited financial statements are stated in U.S. dollars and are prepared in accordance with U.S. generally accepted accounting principles.

Results of Operations

We have generated no revenues since inception (June 25, 2012) and have incurred $4,280,613 in expenses through the year ended January 31, 2016.

The following table provides selected financial data about our company as at January 31, 2016 and 2015.

Balance sheet Data:

Balance Sheet Date	January 31, 2016	January 31, 2015

Cash	$226,638	$1,300,000
Total Assets	$31,063,457	$1,650,000
Total Liabilities	$22,519,828	$7,416
Stockholders' Equity	$8,543,629	$1,642,584

As at January 31, 2016, our current assets were $26,957,038 and our current liabilities were $22,519,828, which resulted in working capital of $4,437,210.  As at January 31, 2016, current assets were comprised of $226,638 in cash, $25,047,810 in accounts receivable, $1,678,461 in prepaid expenses and deposits, and $4,129 in other receivables as compared to $1,300,000 in cash at January 31, 2015.  At January 31, 2016, current liabilities were comprised of $5,688,536 in accounts payable, $3,080,000 in short-term loans, $13,496,941 in deposits received, $241,894 in amounts due to related parties, $11,163 in tax payable, and $1,294 in other payables as compared to $7,416 in accounts payable at January 31, 2015. Stockholders' equity was $8,543,629 as of January 31, 2016, as compared to $1,642,584 as of January 31, 2015.

The following summary of our results of operations, for the years ended January 31, 2016 and January 31, 2015, should be read in conjunction with our financial statements, as included in this annual report on Form 10-K.

	Year Ended January 31, 2016	Year Ended January 31, 2015
REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	36,030	131
Professional fees	146,667	49,523
Management fees	-	9,414
Total Operating Expenses	182,697	59,068

LOSS FROM OPERATIONS	(182,697)	(59,068)

OTHER EXPENSE
Goodwill impairment	(4,005,224)	-
Equity loss on unconsolidated affiliate investment	(92,692)	-
Total Other Expense, Net	(4,097,916)	-
NET LOSS	(4,280,613)
Net loss attributable to the noncontrolling interest	1,608,201
NET LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF RESORT SAVERS, INC.	$(2,672,412)	$(59,068)

Revenues

We did not generate any revenues during the years ended January 31, 2016 and 2015.

Operating Expenses

Operating expenses for the year ended January 31, 2016, increased to $182,697 by $123,629 from $59,068 for the year ended January 31, 2015. The increase in expenses can be attributed to increased professional fees and general and administrative expenses.  Our professional fees of $146,667 were primarily due to legal and accounting fees related to our acquisitions in fiscal year ended January 31, 2016 and regulatory costs of a reporting company.

Other Expenses

Other expenses for the year ended January 31, 2016 were $4,097,916 as compared to $0 for the year ended January 31, 2015. The other expenses for the year ended January 31, 2016 can be attributed to $4,005,224 in goodwill impairment and $92,692 in equity loss on unconsolidated affiliate investment.

Net Loss

Net losses for the year ended January 31, 2016, increased to $2,672,412 by $2,613,344 from $59,068 for the year ended January 31, 2015.  The increase in net losses can be attributed to an increase in losses from operations as well as an increase in other expenses.

Liquidity and Financial Condition

Working Capital
	January 31,	January 31,
	2016	2015	Increase
Current Assets	$26,957,038	$1,300,000	$25,657,038
Current Liabilities	22,519,828	7,416	22,512,412
Working Capital	$4,437,210	$1,292,584	$3,144,626

Cash Flows
	Year Ended	Year Ended
	January 31,	January 31,
	2016	2015
Net Cash Used in Operating Activities	$(23,113)	$(57,657)
Net Cash Used in Investing Activities	(1,300,000)	(350,000)
Net Cash Provided by Financing Activities	241,894	1,676,674
Effect of changes in foreign exchange rate	7,857	-
Net Increase (Decrease) in Cash During the Year	$(1,073,362)	$1,269,017

Cash Flow from Operating Activities

During the year ended January 31, 2016, our company used $23,113 in cash from operating activities compared to the use of $57,657 of cash for operating activities during the year ended January 31, 2015.  The increase in cash used for operating activities was primarily attributed to professional fees related to regulatory and reporting requirements.

Cash Flow from Investing Activities

During the year ended January 31, 2016 and 2015, we used $1,300,000 and $350,000, respectively, to invest in Worx.

Cash Flow from Financing Activities

During the year ended January 31, 2016, our company received $241,894 in cash in financing activities, consisting of $241,894 in loans from related parties, compared to cash provided by financing activities of $1,676,674 for the year ended January 31, 2015, consisting of $1,654,995 from proceeds from the issuance of common shares to unaffiliated investors and $21,679 loan from related parties.

Plan of Operation

Since the inception of the Company, we have generated no revenues, incurred significant losses and relied upon capital raised from affiliates and third parties. The Company makes investments and acquisitions into sound, transparent markets and industries throughout the world. In China, the Company has invested in companies with innovative and market-ready petroleum industry technologies for potential installation and distribution throughout the Greater China market.

Amuli has purchased equipment and is currently expanding its production facilities that are forecasted to generate sales and profits in 2016.  In light of our recent investment in Worx and acquisitions of BYTOC and Amuli, we anticipate generating revenues from the operations of such entities during the next 12 months.  Notwithstanding, in light of our ongoing expenses, our management cannot provide any assurances that such revenue will be sufficient to cover all of our expenses or that our Company will ever operate profitably.

During the next year of operations, our officers and directors will also provide their labor at no charge.  We have hired 10 staff and do not anticipate hiring any more staff in the next 12 months of operation.

We are a public entity, subject to the reporting requirements of the Exchange Act. We will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements.  We estimate that these accounting, legal and other professional costs would be a minimum of $30,000 in the next year and will be higher, in the following years, if our business volume and activity increases.  Increased business activity could greatly increase our professional fees for reporting requirements and this could have a significant impact on future operating costs.  The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We have generated no revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to the price and cost increases in supplies and services.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Liquidity and Capital Resources

Our financial statements from June 25, 2012 (date of inception) through the period ended January 31, 2016, reported no revenues and a net loss of $2,764,063.

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

Years ended January 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Resort Savers, Inc.
(Incorporated in the State of Nevada, United States of America)

We have audited the accompanying consolidated balance sheets of Resort Savers, Inc. and subsidiaries as of January 31, 2016 and January 31, 2015, and the consolidated statements of operations and other comprehensive income, the consolidated statements of stockholders’ equity, and the consolidated statements of cash flows for the years ended January 31, 2016 and January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resort Savers, Inc. and subsidiaries as of January 31, 2016 and January 31, 2015, and the consolidated results of its operations and its cash flows for each of the years ended January 31, 2016 and January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/Anthony Kam & Associates Limited
Anthony Kam & Associates Limited
Certified Public Accountants
May 13, 2016
Hong Kong, China

RESORT SAVERS, INC.
Consolidated Balance Sheets

	January 31, 2016	January 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$226,638	$1,300,000
Accounts receivable	25,047,810	-
Other receivable	4,129	-
Prepaid expenses and deposits	1,678,461	-
Total Current Assets	26,957,038	1,300,000
Equipment	219,324	-
Investment	1,907,308	350,000
Goodwill	1,979,787	-
TOTAL ASSETS	31,063,457	1,650,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,688,536	$7,416
Short-term loan	3,080,000	-
Deposits received	13,496,941	-
Due to related parties	241,894	-
Tax payable	11,163	-
Other payable	1,294	-
TOTAL LIABILITIES	22,519,828	7,416

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 74,976,241 and 62,121,360 shares issued and outstanding, respectively	7,498	6,212
Contingently issuable common stock	120	-
Contingently liability on issuable common stock	687,000	-
Additional paid-in capital	7,320,287	1,728,023
Accumulated deficit	(2,764,063)	(91,651)
Accumulated other comprehensive income	416	-
Total Resort Savers, Inc. shareholders' equity	5,251,258	1,642,584
Noncontrolling interest	3,292,371	-
Total equity	8,543,629	1,642,584
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,063,457	$1,650,000

* Common stock retroactively adjusted for 10:1 forward stock split, effective September 25, 2014.

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Consolidated Statements of Operations and Other Comprehensive Income

	Years Ended
	January 31,
	2016	2015

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	36,030	131
Professional fees	146,667	49,523
Management fees	-	9,414
Total Operating Expenses	182,697	59,068

LOSS FROM OPERATIONS	(182,697)	(59,068)

OTHER EXPENSE
Goodwill impairment	(4,005,224)	-
Equity loss on unconsolidated affiliate investment	(92,692)	-
Total Other Expense, Net	(4,097,916)	-

LOSS BEFORE INCOME TAXES	(4,280,613)	(59,068)
Provision for income taxes	-	-

NET LOSS	(4,280,613)	(59,068)
Net loss attributable to the noncontrolling interest	1,608,201	-
NET LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF RESORT SAVERS, INC.	$(2,672,412)	$(59,068)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on available-for-sale investments net of tax benefit	$(62,000)	$-
Realized loss on available-for-sale investments net of tax benefit	62,000	-
Foreign currency translation adjustments	694	-
NET COMPREHENSIVE INCOME	694	-
Other comprehensive income attributable to the noncontrolling interest	(278)	-
NET COMPREHENSIVE INCOME ATTRIBUTABLE TO THE SHAREHOLDERS OF RESORT SAVERS, INC.	$416	$-

NET LOSS AND COMPREHENSIVE INCOME	$(4,279,919)	$(59,068)
Net loss and other comprehensive income attributable to the noncontrolling interest	1,607,923	-
NET LOSS AND OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO THE SHAREHOLDERS OF RESORT SAVERS, INC.	$(2,671,996)	$(59,068)

Basic and Diluted Loss per Common Share	$(0.06)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	67,848,549	38,418,753

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Consolidated Statements of Stockholders' Equity

	Resort Savers, Inc. Shareholders
							Accumulated
			Contingently	Contingently	Additional		Other		Total
	Common Stock		Issuable	Liability on Issuable	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Number of Shares	Amount	Common Stock	Common Stock	Capital	Deficit	Income	Interest	Equity

Balance - January 31, 2014	36,772,000	$3,677	$-	$-	$53,884	$(32,583)	$-	$-	$24,978
Issuance of shares	25,349,360	2,535	-	-	1,652,461	-	-	-	1,654,996
Debt forgiven by related parties	-	-	-	-	21,679	-	-	-	21,679
Net loss	-	-	-	-	-	(59,068)	-	-	(59,068)
Balance - January 31, 2015	62,121,360	6,212	-	-	1,728,024	(91,651)	-	-	1,642,585
Issuance of shares for cash	5,020,955	502	-	-	349,498	-	-	-	350,000
Issuance of shares for investment of Amuli	3,033,926	304	-	-	2,399,696	-	-	1,600,000	4,000,000
Issuance of shares for investment of Tieshan Oil	4,800,000	480	-	-	2,747,520	-	-	3,300,294	6,048,294
Contingently issuable common shares for investment of Tieshan Oil	-	-	120	687,000	(120)	-	-	-	687,000
Debt forgiven by related parties	-	-	-	-	95,669	-	-	-	95,669
Net loss	-	-	-	-	-	(2,672,412)	-	(1,608,201)	(4,280,613)
Other comprehensive income	-	-	-	-	-	-	416	278	694
Balance - January 31, 2016	74,976,241	$7,498	$120	$687,000	$7,320,287	$(2,764,063)	$416	$3,292,371	$8,543,629

* Common stock retroactively adjusted for 10:1 forward stock split, effective September 25, 2014.

“Amuli” stands for Shenzhen Amuli Industrial Development Company Limited
“Tieshan Oil” stands for Beijing Yandong Tieshan Oil Products Co., Ltd.
These two companies have no official English names. The English names used are translated only.

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Consolidated Statements of Cash Flows

	Years Ended
	January 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,280,613)	$(59,068)
Adjustments to reconcile net loss to net cash from operating activities:
Cash received through business acquisition	215,579	-
Depreciation	4,804	-
Loss on equity investment	92,692	-
Loss on goodwill impairment	4,005,224	-
Changes in operating assets and liabilities:
Accounts payable	(60,799)	6,411
Accrued expenses	-	(5,000)
Net cash provided by operating activities	(23,113)	(57,657)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Worx	(1,300,000)	(350,000)
Net cash used in investing activities	(1,300,000)	(350,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	1,654,995
Loans from related parties	241,894	21,679
Net cash provided by financing activities	241,894	1,676,674

Effects on changes in foreign exchange rate	7,857	-

Net increase (decrease) in cash and cash equivalents	(1,073,362)	1,269,017
Cash and cash equivalents - beginning of the year	1,300,000	30,983
Cash and cash equivalents - end of the year	$226,638	$1,300,000

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Investment in Worx - Borneo shares	$350,000	$-
Common Stock issued for the acquisition of Shenzen Amuli Industrial Development Company Limited	$2,400,000	$-
Common Stock issued for the acquisition of Beijing Yandong Tieshan Oil Products Co., Ltd.	$3,435,000	$-
Related party debt forgiven	$95,669	$21,679
Unrealized loss on available-for-sale securities	$(62,000)	$-
Realized loss on available-for-sale securities	$62,000	$-

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Notes to the Consolidated Financial Statements
January 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Resort Savers, Inc. (the “Company”) is a Nevada corporation incorporated on June 25, 2012. It is based in Shenzhen, the People’s Republic of China (the “PRC”). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is January 31.

The Company makes investments and acquisitions into sound, transparent markets and industries throughout the world. The company has invested in a company principally engaged in the development and production of beverages, investment in agricultural business and import and export of products in the food and beverage industry, and a company principally engaged in the trading of oil, gas and lubricant. In Europe and worldwide, the Company is seeking to acquire and invest in global tourist and development assets that can be tailored to Chinese and American investment traveler.

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

Principles of Consolidation

At January 31, 2016, the principal subsidiaries of the Company were listed as follows:

Entity Name	Acquisition Date	Ownership	Jurisdiction	Investments Held By	Nature of Operation	Fiscal Year
Xing Rui International Investment Holding Group Co., Ltd. ("Xing Rui")	December 22, 2014	100%	Seychelles	Resort Savers	Holding Company	January 31,
Xing Rui International Investment Group Ltd. ("Xin Rui HK")	December 22, 2014	100%	Hong Kong, the PRC	Xing Rui	Holding Company	January 31,
Huaxin Changrong (Shenzhen) Technology Service Co., Ltd. ("Huaxin") *	August 27, 2015	100%	the PRC	Xing Rui	Holding Company	December 31,
Shenzhen Amuli Industrial Development Company Limited ("Amuli") *	October 1, 2015	60%	the PRC	Huaxin	Beverage Producer	December 31
Beijing Yandong Tieshan Oil Products Co., Ltd. ("Tieshan Oil") *	January 29, 2016	51%	the PRC	Huaxin	Trading of oil products	December 31,

* There were no significant transactions of Huaxin, Amuli and Tieshan Oil between January 1, 2016 and January 31, 2016. These three companies have no official English names. The English names used are translated only.

These consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to U.S. dollar in accordance with ASC 830, “Foreign Currency Matters”.

The Company and its subsidiaries' functional currency and reporting currency is U.S. dollar, except Amuli and Tieshan Oil’s functional currency is Chinese Renminbi (“RMB”).

The Company's subsidiaries, whose records are not maintained in that company's functional currency, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company's results of operations.

The Company's subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	Years ended January 31,
	2016	2015
Average RMB : US$ exchange rate in the year	0.1556	N/A
Spot RMB:US$ exchange rate as at the year end	0.1514	N/A

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $226,638 and $1,300,000 in cash and cash equivalents as at January 31, 2016 and January 31, 2015, respectively.

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis.

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least once a year. Provision for doubtful accounts as of January 31, 2016 and 2015 are $0.

Concentrations of Credit Risk

Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks as of January 31, 2016 and 2015 amounted to $221,867and $0 respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company also review its accounts receivable on a timely manner. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Tieshan Oil

As of December 31, 2015, one customer accounted for more than 80% of revenues of Tieshan Oil and another two customers accounted for approximately 90% of accounts receivable. There was no significant changes of such concentrations of credit risk between January 1, 2016 and January 31, 2016.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful life of the asset. The useful lives are as follows:

Machinery	5 ~ 10 years

Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

Goodwill

The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, the Company calculates the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. During the year ended January 31, 2016, $4,005,224 goodwill on Amuli was considered fully impaired and written off by the Company.

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended January 31, 2016 and 2015, the Company did not impair any long-lived assets except goodwill on Amuli mentioned above.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.”  Revenue will be recognized only when all of the following criteria are met: persuasive evidence for an agreement exists, delivery has occurred or services have been provided, the price or fee is fixed or determinable, and collection is reasonably assured.

Start-Up Costs

In accordance with ASC 720, "Start-up Costs", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at January 31, 2016 and January 31, 2015.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of January 31, 2016 and January 31, 2015.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation for comparative purposes.

Recent Accounting Pronouncements

In May 2014 and again in August 2015, the Financial Accounting Standards Board issued amended accounting guidance on revenue recognition that will be applied to all contracts with customers. The objective of the new guidance is to improve comparability of revenue recognition practices across entities and to provide more useful information to users of financial statements through improved disclosure requirements. This guidance is effective for annual and interim periods beginning in 2019. Early adoption is permitted, but only beginning in 2018. The Company is currently assessing the impact of adoption on its consolidated financial statements.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet had sufficient revenues to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – BUSINESS COMBINATION

Amuli

On October 1, 2015, the Company’s wholly-owned subsidiary, Xing Rui, by and through its subsidiary Huaxin completed a purchase of 60% of the shares of Amuli for 3,033,926 shares of RSSV’s common stock.

Allocation of the purchase price is as follows:

Acquisition-date
Fair Values

Noncontrolling interest	$1,600,000
Consideration transferred	2,400,000

Assets
Cash and cash equivalent	2,063
Equipment	200,996
Liabilities
Accounts payable	208,283
Net liabilities assumed	(5,224)

Goodwill	$4,005,224

During the year ended January 31, 2016, the management believed that goodwill has impairment to zero because the products are still in the developmental stage. As a result, the management has decided to write off the entire goodwill of $4,005,224 during the year ended January 31, 2016. $1,600,000 goodwill impairment was contributed to non-controlling interest.

During October 1, 2015 to January 31, 2016, Amuli did not generate any revenue and incurred operating expenses of $20,502, of which $8,201 was contributed to noncontrolling interest.

Tieshan Oil

On January 29, 2016, the Company entered into an exchange agreement with Mr. Yang Baojin, a citizen of the PRC, and Huaxin, the wholly owned subsidiary of Xing Rui, which is a wholly owned subsidiary of the Company.  Mr. Baojin is the president and majority owner of Tieshan Oil. The exchange was closed on January 29, 2016.

Pursuant to Agreement, the Company agreed to issue 6,000,000 shares of its common stock, par value $0.0001, to Mr. Baojin, and Mr. Baojin delivered to Huaxin an ownership interest in Tieshan Oil such that Huaxin will own 51% of all ownership interests in Tieshan Oil, provided that 1,200,000 shares of the Company's common stock (20% of the common stock to be delivered to Mr. Baojin) will be withheld by the Company for a period of 12 months in order to secure against breach by Mr. Baojin of his representations and warranties contained in the agreement, as well as to secure the fulfillment of his covenants and further obligations under the agreement.

Allocation of the purchase price is as follows:

Acquisition-date
Fair Values

Noncontrolling interest	$3,300,294
Consideration transferred	3,435,000

Assets
Cash and cash equivalents	213,516
Accounts receivable	25,047,810
Other receivable	4,129
Prepayments	1,678,461
Equipment	30,295
Liabilities
Short-term loan	3,080,000
Accounts payable	5,629,306
Deposits received	13,496,941
Tax payable	11,163
Other payable	1,294
Net assets acquired	4,755,507

Goodwill	$1,979,787

During January 29, 2016 to January 31, 2016, Tieshan Oil did not generate any revenue and did not incur any expenses.

NOTE 5 – ACCOUNTS RECEIVABLES

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of January 31, 2016 and 2015. Bad debts written off for the years ended January 31, 2016 and 2015 are $0. The Company’s accounts receivable consists only trade receivables.

Aging analysis of accounts receivable is as follows:

	January 31, 2016	January 31, 2015

0 – 30 days	$14,579,804	$-
Over 1 year	10,468,006	-
	$25,047,810	$-

NOTE 6 – PREPAYMENTS

The prepayments of $1,678,461 and $0 as at January 31, 2016 and 2015, respectively, were made to the major suppliers of the Company to secure the supply of the raw materials of oil category.

NOTE 7 – EQUIPMENT

	January 31, 2016	January 31, 2015
Cost:
Machinery	$227,115	$-
Less: accumulated depreciation	(7,791)	-
Equipment	$219,324	$-

During the years ended January 31, 2016 and 2015, the Company recorded depreciation of $4,804 and $0, respectively.

NOTE 8 -    INVESTMENT

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

On January 28, 2015, $350,000 cash was paid by the Company to Worx in exchange of 5,403,728 common shares of Worx. On March 20, 2015, $1,300,000 cash and 1,000,000 shares of common stock of Borneo Resource Investment Ltd. (“BRI”) with a value of $350,000 were paid by the Company to Worx in exchange of 14,665,022 common shares of Worx. As at March 20, 2015, the closing of the purchase, the Company owns 20,068,750 common shares of Worx, representing 20% of Worx's current issued and outstanding voting common stock on a fully converted and diluted basis.

This investment was accounted for under equity method initially with cost of $2,000,000. During March 20, 2015 to April 30, 2015, the Company recognized $30,692 loss from its investment in Worx based on its proportionate share of Worx’s net loss during March 20, 2015 to April 30, 2015. The Company also had a proportionate unrealized loss from Worx’s investment held for sale of $62,000, as indicated in the statement of other comprehensive income. On May 1, 2015, the Company lost significant influence on Worx. Therefore, equity method was suspended and the cost method was applied. Accordingly, the $62,000 unrealized loss was removed from accumulated other comprehensive income and realized as equity loss on unconsolidated affiliate investment.

During the year ended January 31, 2016 the Company did not receive any investment income from Worx. The Company reviewed Worx's financial condition at January 31, 2016 and concluded that there was no impairment loss related to its investment in Worx. As at January 31, 2016, the Company’s carrying value of its Worx investment was $1,907,308.

NOTE 9 – ACCOUTNS PAYABLE

At January 31, 2016, the Company had trade payables of $5,629,306, and $59,230 payable to third-party service providers. At January 31, 2015, the Company had trade payables of $0, and $7,416 payable to third-party service providers.

NOTE 10 – SHORT-TERM LOAN

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business.

The Industrial and Commercial Bank of China is the lender of the loan. The interest rate is the interbank offered rate announced by the PRC authority on the business day just before the release of the loan, plus 51 basis point, which is 5.06% per annum. The term of borrowing is 1 year, which was renewed as at December 31, 2015. The amount is denominated in Renminbi of RMB20,000,000. The loan is secured by the personal guarantee of one of the shareholders, Yeung Po Kam, and of his wife in an unlimited amount.

25% of the principal of the loan is to be repaid in the eleventh month of the term. The remaining is to be repaid on the maturity of the loan. The loan agreement contains provisions requiring payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreement.

NOTE 11 -  DEPOSITS RECEIVED

At January 31, 2016 and 2015, the deposits received from customers which are unrelated to the Company was $13,496,941 and $0 respectively.

NOTE 12 -  STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of January 31, 2016:

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

Common Stock

On July 14, 2015, the authorized number of shares of the Company’s common stock was increased from 100,000,000 shares to 1,000,000,000 shares.

The Company now has authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per shares.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On September 25, 2014 the Company effected a forward stock split of 10 shares of common stock for each share held, or an additional nine shares were issued for each common share held. All share and per share information has been retroactively restated for financial presentation of prior periods.

On January 31, 2015, the Company issued 23,684,360 shares of common stock to unaffiliated investors at $0.07 per share for $1,650,000.

During the year ended January 31, 2016, the Company issued the following shares:

•	20,955 common shares to an unaffiliated investor for cash subscription paid before January 31, 2015
•	5,000,000 common shares to an unaffiliated investor in exchange of 1,000,000 common shares of BRI
•	3,033,926 common shares to a shareholder in Amuli, for their 60% interest in the Company.
•	4,800,000 common shares to a shareholder in Tieshan Oil, for their 51% interest in the Company.

As at January 31, 2016 and January 31, 2015, the Company had 74,976,241 and 62,121,360 common shares issued and outstanding, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

Contingently Issuable Common Stock

On January 29, 2016, the Company entered into an exchange agreement with Mr. Yang Baojin (the “Agreement”), a citizen of the PRC, and Huaxin, the wholly owned subsidiary of Xing Rui, which is a wholly owned subsidiary of the Company.  Mr. Baojin is the president and majority owner of Tieshan Oil. The exchange was closed on January 29, 2016.

Pursuant to the Agreement, the Company agreed to issue 6,000,000 shares of its common stock, par value $0.0001, to Mr. Baojin, and Mr. Baojin delivered to Huaxin an ownership interest in Tieshan Oil such that Huaxin owns 51% of all ownership interests in Tieshan Oil, provided that 1,200,000 shares of the Company's common stock (20% of the common stock to be delivered to Mr. Baojin) will be withheld by the Company for a period of 12 months in order to secure against breach by Mr. Baojin of his representations and warranties contained in the agreement, as well as to secure the fulfillment of his covenants and further obligations under the agreement. Accordingly, the Company excludes these 1,200,000 shares from the calculation of common stock issued and outstanding.

Additional Paid-In Capital

During the year ended January 31, 2015, related parties contributed additional paid-in capital in the amount of $21,679, to fund operating expenses.

During the year ended January 31, 2016, related parties contributed additional paid-in capital in the amount of $95,669, to fund operating expenses.

NOTE 13 – RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the years ended January 31, 2015 and 2016, related parties, who are shareholders of the Company, forgave debt, in the amount of $21,679 and $95,669, respectively for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

At January 31, 2016, the Company owed $12,773 to a director of Xin Rui HK, $12,695 to a director of the Company, $198,258 to a director of Amuli, and $18,168 to a relative of a director of Xin Rui HK for vendor payments made by those directors.

The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of January 31, 2016 and 2015.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 15 – INCOME TAXES

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

The Company is subject to taxation in the United States and China.

The statutory federal income tax rate of the United States is 34%. The statutory federal income tax rate of China is 25%.

As of January 31, 2016, the Company has loss carry forwards for US Federal income taxes of approximately $93,000 and for Chinese income taxes of approximately $25,000 from Amuli. US Federal net operating loss carryforwards may be carried forward up to a maximum of 20 years and will begin expiring in 2032. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. Chinese net operating loss carryforwards may be carried forward up to a maximum of 5 years and will begin expiring in 2021. At January 31, 2016, Tieshan Oil had $11,163 income tax payable for prior years’ income.

The deferred tax assets created from current and prior year net operating loss carry forwards have been calculated at 34% rate in the United States and the 25% rate in China. Deferred tax assets were comprised of the following as of January 31, 2016 and 2015:

	January 31, 2016	January 31, 2015
NOL carryforward
Total deferred tax asset	$90,963	$31,161
Total deferred tax liabilities	-	-
Less valuation allowance	(90,963)	(31,161)
Net deferred tax asset	$-	$-

The benefit for income taxes differed from the amount computed using the statutory United State tax rate of 34% for January 31, 2016 and 2015 as follows:

	Years Ended
	January 31,
	2016	2015
Income tax benefit at statutory rate	$(1,455,408)	$(20,083)
Difference in rates in China	2,315	-
Non-deductible expenses	1,393,291	-
Change in valuation allowance	59,802	20,083
Income tax benefit	$-	$-

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at January 31, 2016. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.

The Company has no uncertain tax positions as of January 31, 2016 due to limited nature of its operations. Income taxes for the years ended January 31, 2013 through 2015 remain subject to examination.

NOTE 16 - SEGMENTED INFORMATION

At January 31, 2016, the Company operates in two industry segments, health beverage and oil and gas, and one geographic segment, China, where majority current assets and equipment are located.

	January 31, 2016				January 31, 2015
	Health beverage		Oil and gas		Health beverage		Oil and gas
Assets	$		$		$		$
Current assets		1,442		26,943,916		-		-
Non-current assets		189,029		30,295		-		-
Liabilities
Current liabilities		215,503		22,218,704		-		-
Long term liabilities		-		-		-		-
Net assets (liabilities)		$(25,032)		$4,755,507		$-		$-

	Years Ended
	January 31, 2016		January 31, 2015
	Health beverage	Oil and gas	Health beverage	Oil and gas
Revenue	$-	$-	$-	$-
Operating expenses	20,502	-	-	-
Net loss	$(20,502)	$-	$-	$-

NOTE 17 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no material events have occurred that require disclosure.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 12, 2015, the Company accepted the resignation of Messineo & Co, CPAs LLC ("M&Co"). M&Co's report on the financial statements for the year ended April 30, 2014, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern.

Our Board of Directors participated in and approved the decision to change independent accountants.  Through the period covered by the financial review of financial statements of the quarterly period October 31, 2014, there have been no disagreements with M&Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&Co, would have caused them to make reference thereto in their report on the financial statements.  Through the interim period January 12, 2015 (the date of resignation of the former accountant), there have been no disagreements with M&Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&Co would have caused them to make reference thereto in their report on the financial statements.

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

On June 18, 2015, the Company was notified of the resignation of its independent public accounting firm, RBSM effective that date. The Company's Board of Directors accepted the resignation of RBSM upon receipt of the notification and has commenced a search for a new independent accounting firm.

RBSM's report dated April 30, 2015, on the financial statements of the Company as of and for the fiscal year ended January 31, 2015, contained a modification that such financial statements had been prepared assuming that the Company would continue as a going concern. Except as set forth in the previous sentence, RBSM's report on the financial statements of the Company as of and for the year ended January 31, 2015, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, procedure or accounting principles.

During the Company's fiscal year ended January 31, 2015, and the subsequent period through June 18, 2015, there were no disagreements between the Company and RBSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to RBSM's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the Company's financial statements for such year or period; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

On July 3, 2015, the Company engaged Anthony Kam & Associates, Ltd ("AKAM") of Hong Kong, as its new registered independent public accountant. During the year ended January 31, 2015, and prior to July 3, 2015 (the date of the new engagement), the Company did not consult with AKAM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by AKAM, in either case where written or oral advice provided by AKAM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2016 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of January 31, 2016 based on the COSO framework criteria, as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of January 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended January 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Zhou Gui Bin	President, CEO, Director	68	August 11, 2014
Zhou Wei	CFO, Secretary, Treasurer, Director	38	August 11, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each current director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Zhou Gui Bin graduated from Chang Chun Politics and Law University with a degree in law.  From May, 1970 through May, 2001, he worked in the supply and purchase section of Siping Prison, Jilin Province.  Starting in 2001 until the present, he has served as the General Agent of Daohuaxiang Liquor Industry Group in Weihai Area.

Zhou Wei graduated from Siping Industry and Communications School with a degree in accounting and corporate management.  From September, 1996 through April, 2000, she work as a cashier in Siping Branch Store of Shenyang Mulan Appliance Company.  From October, 2004 through July 2010, she served as a financial accountant at Weihai Branch of Daohuaxiang Liquor Industry Group.  From October 2010 through June, 2014, she served as hall business manager in Telecom Company of Balishen County in Hami City, Xinjiang Uygur Autonomous Region.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

Zhou Gui Bin, our President, CEO and Director, is the father of Zhou Wei, our CFO, Secretary, Treasurer and Director.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past 10 years:

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to the Company or written representations from the Company's directors and executive officers, there are no known incidents of non-compliance for the reporting year, except as follows: each of Zhou Gui Bin, Zhou Wei and Zong Xin International Investment Holdings Co. Ltd failed to timely file a Form 3.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at No. 10-2-4B, Jin Di Shang Tang Garden, Long Hua Xin Qu Shang Tang Road, Shenzhen, Guang Dong, China

Board and Committee Meetings

Our board of directors currently consists of two members, Zhou Gui Bin and Zhou Wei. The Board held no formal meetings during the year ended January 31, 2016. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of January 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders.  Our board of directors has determined that it is in the best position to evaluate our company's requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.  If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended January 31, 2016, and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended January 31, 2016.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

2016 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhou Gui Bin, President, CEO, Director	2016 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Zhou Wei CFO, Secretary, Treasurer, Director	2016 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended January 31, 2016.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended January 31, 2016.

Option Exercises and Stock Vested

During our fiscal year ended January 31, 2016, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 10, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 10, 2016. As of May 10, 2016, there were 74,976,241 shares of our company's common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Zhou Gui Bin No. 10-2-4B, Jin Di Shang Tang Garden, Long Hua Xin Qu Shang Tang Road, Shenzhen, Guang Dong, China 518000	2,367,330	3.16%
Zhou Wei No. 10-2-4B, Jin Di Shang Tang Garden, Long Hua Xin Qu Shang Tang Road, Shenzhen, Guang Dong, China 518000	2,367,330	3.16%
Directors and Executive Officers as a Group (2 persons)	4,734,660	6.32%

5% or greater shareholders
Zong Xin International Investment Holdings Co., LTD Unit 804, Block C, Te Fa He Pin Lane, Big Wave Street, Ming Tong Road, Longwah New District, Shenzhen, China	16,367,340	21.83%
Yang Baojin Beijng Fanshan Yandong Chemical Factory, Zhiu Zhuang Tsuen, Fanshan Disctrict, Beijing, China	4,800,000	6.40%

(1) Percentages are calculated based on 74,976,241 shares of our company’s common stock issued and outstanding on May 10, 2016.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On August 1, 2014, Michelle LaCour, our former President, Chief Executive Officer, Chief Financial Officer, Treasurer and director and a former 5% stockholder, and James LaCour, our former Secretary and director and a former 5% stockholder, sold their shares of the Company to the following:

Shareholder	Number of Shares	Price per Share	Percentage Owned
Zhou Gui Bin	2,367,330	$0.02	3.2%
Zhou Wei	2,367,330	$0.02	3.2%
Zong Xin International Investment Holdings Co. LTD.	16,367,340	$0.02	24.38%

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the year ended January 31, 2016, related parties, who are shareholders of the Company, forgave debt, in the amount of $95,669 for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

At January 31, 2016, the Company owed $12,773 to a director of Xin Rui HK, $12,695 to a director of the Company, $198,258 to a director of Amuli, and $18,168 to a relative of a director of Xin Rui HK for vendor payments made by those directors.

The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Shareholder loan

From June 25, 2012 (date of inception) until the audit date of January 31, 2016, there were no shareholder loans.

Director Independence

The Company does not have a separately designated nominating committee for its Board. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31, 2016	Year Ended January 31, 2015
Audit Fees (1)	$64,000	$4,600
Audit Related Fees (2)	$-	$--
Tax Fees (3)	$-	$--
All Other Fees (4)	$-	$--
Total	$64,000	$4,600

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The following exhibits are included as part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	S-1	3.1	4/08/2013

3.2*	Certificate of Amendment to Articles of Incorporation

3.3	By-Laws of Registrant.	S-1	3.2	4/08/2013

10.1	Acquisition Agreement, dated August 27, 2015, by and between Xu Xiao Yun and Huaxin Changrong (Shenzhen) Technology Service Company Limited, relating to Shenzhen Amuli Industrial Development Co. Ltd.	8-K	10.1	9/25/2015

10.2	Exchange Agreement, dated as of January 29, 2016, Resort Savers, Inc., Yang Baojin, and Huaxin Changrong (Shenzhen) Technology Service Company Limited, relating to Beijing Yandong Tieshan Oil Products Co., Ltd.	8-K	10.1	2/01/2016

14.1	Code of Ethics.	10-K	14.1	05/01/2014

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

RESORT SAVERS, INC.
(Registrant)

Dated: May 13, 2016	/s/ Zhou Gui Bin
Zhou Gui Bin
President, CEO
(Principal Executive Officer)

Dated: May 13, 2016	/s/ Zhou Wei
Zhou Wei
Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: May 13, 2016	/s/ Zhou Gui Bin
Zhou Gui Bin
President, Chief Executive Officer and Director

Dated: May 13, 2016	/s/ Zhou Wei
Zhou Wei
Chief Financial Officer, Secretary, Treasurer and Director