Form 10-Q
period 2016-04-30
Resort Savers, Inc.
filed 2016-06-16
CIK 1572384

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 000-55319

Resort Savers, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-1993448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 10-2-4B, Jin Di Shang Tang Garden, Long Hua Xin Qu Shang Tang Road, Shenzhen, Guang Dong, the People's Republic of China 518000
(Address of principal executive offices)

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

As of June 13, 2016, there were 74,976,241 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

RESORT SAVERS, INC.

FORM 10-Q
FOR THE PERIOD ENDED APRIL 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.      Unaudited Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's January 31, 2016 Form 10-K filed with the Securities and Exchange Commission on May 13, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending January 31, 2017.
 RESORT SAVERS, INC.
Index to Unaudited Condensed Consolidated Financial Statements
April 30, 2016

RESORT SAVERS, INC.
Condensed Consolidated Interim Balance Sheets

	April 30, 2016	January 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$29,244	$226,638
Accounts receivable	32,201,041	25,047,810
Other receivable	3,021	4,129
Inventory	8,277	-
Prepaid expenses and deposits	15,187	1,678,461
Total Current Assets	32,256,770	26,957,038
Equipment	215,068	219,324
Investment	1,907,308	1,907,308
Goodwill	1,979,787	1,979,787
TOTAL ASSETS	$36,358,933	$31,063,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$24,410,256	$5,688,536
Short-term loan	3,088,000	3,080,000
Deposits received	-	13,496,941
Due to related parties	299,227	241,894
Tax payable	17,145	11,163
Other payable	-	1,294
TOTAL LIABILITIES	27,814,628	22,519,828

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized;
74,976,241 and 74,976,241 shares issued and outstanding, respectively	7,498	7,498
Contingently issuable common stock	120	120
Contingently liability on issuable common stock	687,000	687,000
Additional paid-in capital	7,383,141	7,320,287
Accumulated deficit	(2,821,195)	(2,764,063)
Accumulated other comprehensive income	5,794	416
Total Resort Savers, Inc. shareholders' equity	5,262,358	5,251,258
Noncontrolling interest	3,281,947	3,292,371
Total equity	8,544,305	8,543,629
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,358,933	$31,063,457

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Condensed Consolidated Interim Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	April 30,
	2016	2015

REVENUE	$21,999,360	$-
COST OF GOODS SOLD	21,809,079	-
GROSS PROFIT	190,281	-

OPERATING EXPENSES
General and administrative	174,019	1,500
Professional fees	35,652	28,673
Total Operating Expenses	209,671	30,173

LOSS FROM OPERATIONS	(19,390)	(30,173)

OTHER EXPENSE
Interest expenses	(52,164)	-
Equity loss on unconsolidated affiliate investment	-	(30,692)
Total Other Expenses	(52,164)	(30,692)

LOSS BEFORE INCOME TAXES	(71,554)	(60,865)
Provision for income taxes	(1,286)	-

NET LOSS	(72,840)	(60,865)
Net loss attributable to the noncontrolling interest	15,708	-
NET LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF RESORT SAVERS, INC.	$(57,132)	$(60,865)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on available-for-sale investments net of tax benefit	$-	$(62,000)
Foreign currency translation adjustments	10,662	-
NET COMPREHENSIVE INCOME (LOSS)	10,662	(62,000)
Other comprehensive income attributable to the noncontrolling interest	(5,284)	-
NET COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE SHAREHOLDERS OF RESORT SAVERS, INC.	$5,378	$(62,000)

NET LOSS AND COMPREHENSIVE LOSS	$(62,178)	$(122,865)
Net loss and other comprehensive loss attributable to the noncontrolling interest	10,424	-
NET LOSS AND OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO THE SHAREHOLDERS OF RESORT SAVERS, INC.	$(51,754)	$(122,865)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	74,976,241	64,490,799

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(72,840)	$(60,865)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	4,256	-
Loss on equity investment	-	30,692
Changes in operating assets and liabilities:
Accounts receivable	(7,153,231)	-
Other receivable	1,108	-
Inventory	(8,277)	-
Prepaid expenses and deposits	1,663,274	-
Accounts payable and accrued liabilities	18,784,574	4,568
Deposits received	(13,496,941)	-
Tax payable	5,982	-
Other payable	(1,294)	-
Net cash used in operating activities	(273,389)	(25,605)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Worx	-	(1,300,000)
Net cash used in investing activities	-	(1,300,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	57,333	25,605
Net cash provided by financing activities	57,333	25,605

Effects on changes in foreign exchange rate	18,662	-

Net increase (decrease) in cash and cash equivalents	(197,394)	(1,300,000)
Cash and cash equivalents - beginning of period	226,638	1,300,000
Cash and cash equivalents - end of period	$29,244	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$(52,164)	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Investment in Worx - Borneo shares	$-	$350,000
Related party debt forgiven	$62,854	$25,605
Unrealized loss on available-for-sale securities	$-	$62,000

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.
Notes to the Condensed Consolidated Interim Financial Statements
April 30, 2016
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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's 10-K filed with the Securities and Exchange Commission on May 13, 2016.

Principles of Consolidation

At April 30, 2016, the principal subsidiaries of the Company were listed as follows:

Entity Name	Acquisition Date	Ownership	Jurisdiction	Investments Held By	Nature of Operation	Fiscal Year
Xing Rui International Investment Holding Group Co., Ltd. ("Xing Rui")	December 22, 2014	100%	Seychelles	Resort Savers	Holding Company	January 31,
Xing Rui International Investment Group Ltd. ("Xin Rui HK")	December 22, 2014	100%	Hong Kong, the PRC	Xing Rui	Holding Company	January 31,
Huaxin Changrong (Shenzhen) Technology Service Co., Ltd. ("Huaxin")*	August 27, 2015	100%	the PRC	Xing Rui	Holding Company	December 31,
Shenzhen Amuli Industrial Development Company Limited ("Amuli")*	October 1, 2015	60%	the PRC	Huaxin	Beverage Producer	December 31
Beijing Yandong Tieshan Oil Products Co., Ltd. ("Tieshan Oil")*	January 29, 2016	51%	the PRC	Huaxin	Trading of oil products	December 31,

* There were no significant transactions of Huaxin, Amuli and Tieshan Oil between March 31, 2016 and April 30, 2016. These three companies have no official English names. The English names used are for identification purpose only.

These consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to U.S. dollar in accordance with ASC 830, “Foreign Currency Matters”.

The Company and its subsidiaries' functional currency and reporting currency is U.S. dollar, except Amuli and Tieshan Oil’s functional currency which is Chinese Renminbi (“RMB”).

The Company's subsidiaries, whose records are not maintained in that company's functional currency, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period
•	Nonmonetary assets and liabilities at historical rates
•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company's results of operations.

The Company's subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	Three months ended April 30, 2016	Year ended January 31, 2016
Average RMB: US$ exchange rate for the three month-period ended April 30, 2016 and the twelve month-period ended January 31, 2016	0.1536	0.1556
Spot RMB:US$ exchange rate as at April 30, 2016 and January 31, 2016	0.1544	0.1514

Concentrations of Credit Risk
Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks as of April 30, 2016 and January 31, 2016 amounted to $29,244 and $226,638 respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.
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
Tieshan Oil
During the three months ended April 30, 2016, one customer accounted for approximately 61% of revenues of Tieshan Oil. During the year ended December 31, 2015, one customer accounted for approximately 80% of revenues of Tieshan Oil.
As of April 30, 2016, two customers accounted for approximately 87% of accounts receivable. As of December 31, 2015, two customers accounted for approximately 90% of accounts receivable.  There was no significant changes of such concentrations of credit risk between January 1, 2016 and January 31, 2016.

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
Goodwill
The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, the Company calculates the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. During the three months ended April 30, 2016, no impairment is considered to be required for goodwill. During the year ended January 31, 2016, $4,005,224 goodwill on Amuli was considered fully impaired and written off by the Company.
Accounting for the impairment of long-lived assets
The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the three months ended April 30, 2016 and the year ended January 31, 2016, the Company did not impair any long-lived assets except goodwill on Amuli mentioned above.
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

Deferred Income Taxes and Valuation Allowance
The Company accounts for income taxes under ASC 740,“Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at April 30, 2016 and January 31, 2016.
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
Commitments and Contingencies
The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2016 and January 31, 2016.
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

NOTE 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $29,244 and $226,638 in cash and cash equivalents as at April 30, 2016 and January 31, 2016, respectively.

NOTE 5 – ACCOUNTS RECEIVABLES

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of April 30, 2016. No bad debts were written off for the three months ended April 30, 2016 and 2015. The Company’s accounts receivable consists of only trade receivables. As at April 30, 2016 and January 31, 2016, the Company had accounts receivable of $32,201,041 and $25,047,810, respectively.

Aging analysis of accounts receivable is as follows:

	April 30, 2016	January 31, 2016
0 – 30 days	$8,210,643	$14,579,804
90-120 days	89,750	-
Over 1 year	23,900,648	10,468,006
	$32,201,041	$25,047,810

NOTE 6 – INVENTORY

Inventories are stated at the lower of cost or market value. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As at April 30, 2016 and January 31, 2015, the Company had inventory of $8,277 and $0, respectively and determined that no reserve was required.

NOTE 7 – PREPAYMENTS

The prepayments of $15,187 and $1,678,461 as at April 30, 2016 and January 31, 2016, respectively, were made to the major suppliers of the Company to secure the supply of the raw materials of oil category.

NOTE 8 – EQUIPMENT

	April 30, 2016	January 31, 2016
Cost:
Machinery	$227,115	$227,115
Less: accumulated depreciation	(12,047)	(7,791)
Equipment	$215,068	$219,324

During the periods ended April 30, 2016 and 2015, the Company recorded depreciation of $4,256 and $0, respectively.

NOTE 9 - INVESTMENT

On December 30, 2014, a stock purchase agreement was concluded between Worx America, Inc.("Worx"), and Xing  Rui, giving RSSV 20% common equity interest in Worx, a Houston, TX based Research and Development Company. The acquisition was closed on March 20, 2015.

This investment was accounted for under equity method initially with cost of $2,000,000. During March 20, 2015 to April 30, 2015, the Company recognized $30,692 loss from its investment in Worx based on its proportionate share of Worx’s net loss during March 20, 2015 to April 30, 2015. The Company also had a proportionate unrealized loss from Worx’s investment held for sale of $62,000, as indicated in the statement of other comprehensive income. On May 1, 2015, the Company lost significant influence on Worx. Therefore, equity method was suspended and the cost method was applied. Accordingly, the $62,000 unrealized loss was removed from accumulated other comprehensive income and realized as equity loss on unconsolidated affiliate investment on May 1, 2015.

During the three-month period ended April 30, 2016, the Company did not receive any investment income from Worx. The Company reviewed Worx's financial condition at April 30, 2016 and concluded that there was no impairment loss related to its investment in Worx. As at April 30, 2016 and January 31, 2016, the Company’s carrying value of its Worx investment was $1,907,308.

NOTE 10 – GOODWILL

On January 29, 2016, the Company recognized goodwill of $1,979,787 on the acquisition of Tieshan Oil. The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance, indicate reporting unit carrying values may exceed their fair values. The Company did not recognize any goodwill impairment during the periods ended April 30, 2016 and 2015.

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At April 30, 2016, the Company had trade payables of $24,410,256.  At January 31, 2016, the Company had trade payables of $5,629,306, and $59,230 payable to third-party service providers.

NOTE 12 – SHORT-TERM LOAN

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business.

The Industrial and Commercial Bank of China is the lender of the loan. The interest rate is the interbank offered rate announced by the PRC authority on the business day just before the release of the loan, plus 51 basis point, which is 5.06% per annum. The term of borrowing is 1 year, which was renewed as at December 31, 2015. The amount is denominated in Renminbi of RMB 20,000,000. The loan is secured by the personal guarantee of one of the shareholders, Yeung Po Kam, and of his wife in an unlimited amount.

25% of the principal of the loan is to be repaid in the eleventh month of the term. The remaining is to be repaid on the maturity of the loan. The loan agreement contains provisions requiring payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreement.

During the periods ended April 30, 2016 and 2015, the Company incurred interest of $52,164 and $0, respectively. On April 30, 2016 and January 31, 2016, the Company had $3,088,000 and $3,080,000 short-term loan, respectively. The difference was a result of change of exchange rate.

NOTE 13 - DEPOSITS RECEIVED

At April 30, 2016 and January 31, 2016, the deposits received from customers, who were unrelated to the Company, was $0 and $13,496,941 respectively.

NOTE 14 - STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of April 30, 2016:

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

During the year ended January 31, 2016, the Company issued the following shares:

•	20,955 common shares to an unaffiliated investor for cash subscription paid before January 31, 2015
•	5,000,000 common shares to an unaffiliated investor in exchange of 1,000,000 common shares of BRI
•	3,033,926 common shares to a shareholder in Amuli, for the shareholder’s 60% interest in Amuli.
•	4,800,000 common shares to Mr. Yang Boajin, a shareholder in Tieshan Oil, for his 51% interest in Tieshan Oil.

During the three-month period ended April 30, 2016, no shares were issued by the Company.

As at April 30, 2016 and January 31, 2016, the Company had 74,976,241 common shares issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

Contingently Issuable Common Stock

On January 29, 2016, the Company entered into an exchange agreement with Mr. Yang Baojin (the “Agreement”), a citizen of the PRC, and Huaxin. Mr. Baojin is the president and majority owner of Tieshan Oil. The exchange was closed on January 29, 2016.

Pursuant to the Agreement, the Company issued 6,000,000 shares of its common stock, par value $0.0001, to Mr. Baojin, and Mr. Baojin delivered to Huaxin an ownership interest in Tieshan Oil such that Huaxin owns 51% of all ownership interests in Tieshan Oil, provided that 1,200,000 shares of the Company’s common stock (20% of the common stock to be delivered to Mr. Baojin) will be withheld by the Company for a period of 12 months in order to secure against breach by Mr. Baojin of his representations and warranties contained in the agreement, as well as to secure the fulfillment of his covenants and further obligations under the agreement. Accordingly, the Company excludes these shares from the calculation of common stock outstanding.

Additional Paid-In Capital

During the year ended January 31, 2016, related parties contributed additional paid-in capital in the amount of $95,669, to fund operating expenses.

During the period ended April 30, 2016, related parties contributed additional paid-in capital in the amount of $62,854, to fund operating expenses.

NOTE 15 – RELATED PARTY TRANSACTIONS

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

During the three-month period ended April 30, 2016, related parties, who are shareholders of the Company, forgave debt, in the amount of $62,854 for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

During the three-month period ended April 30, 2016, the Company received $57,333 advances from various directors. At April 30, 2016, the Company owed $12,695 to a director of the Company, $5,203 to a director of Xin Rui HK, $9,186 to directors of Huaxin, and $272,143 to directors of Amuli, for vendor payments made by those directors.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of April 30, 2016 and January 31. 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 17 - SEGMENTED INFORMATION

At April 30, 2016 and January 31, 2016, the Company operates in two industry segments, health beverage and oil and gas, and one geographic segment, China, where majority current assets and equipment are located.

	April 30, 2016		January 31, 2016
	Health beverage	Oil and gas	Health beverage	Oil and gas
Assets
Current assets	$22,914	$32,228,408	$1,442	$26,943,916
Non-current assets	187,956	27,112	189,029	30,295
Liabilities
Current liabilities	272,667	27,482,178	215,503	22,218,704
Long term liabilities	-	-	-	-
Net assets (liabilities)	$(61,797)	$4,773,342	$(25,032)	$4,755,507

	Three Months Ended
	April 30, 2016		April 30, 2015
	Health beverage	Oil and gas	Health beverage	Oil and gas
Revenue	$-	$21,999,360	$-	$-
Cost of goods sold	-	(21,809,079)
Operating expenses	(31,288)	(182,480)	-	-
Provision for income taxes	-	(1,286)
Net loss	$(31,288)	$6,515	$-	$-

NOTE 18 - SUBSEQUENT EVENTS

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
All references in this Form 10-Q to the "Company," "Resort Savers," "we," "us," or "our" are to Resort Savers, Inc.
Corporate Overview

Resort Savers, Inc. (the “Company” or “Resort Savers” or “RSSV”) was incorporated in the State of Nevada on June 25, 2012.  The Company was authorized to issue 1,000,000,000 shares of common stock, par value $0.0001 per share, and 15,000,000 shares of preferred stock, par value $0.0001 per share.  Our fiscal year end is January 31.  Resort Savers has limited cash on hand.  We have sustained losses since inception and have relied solely upon the sale of our securities for funding.  Resort Savers has never declared bankruptcy, been in receivership, or been involved in any kind of legal proceeding.

During the year ended January 31, 2016, the Company issued the following shares:

•	20,955 common shares to an unaffiliated investor for cash subscription paid before January 31, 2015
•	5,000,000 common shares to an unaffiliated investor in exchange of 1,000,000 common shares of BRI
•	3,033,926 common shares to a shareholder in Amuli, for the shareholder’s 60% interest in Amuli.
•	4,800,000 common shares to Mr. Yang Boajin, a shareholder in Tieshan Oil, for his 51% interest in Tieshan Oil.

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

The Exchange Agreement provides that the Company will issue 6,000,000 shares of its common stock to Mr. Baojin, and Mr. Baojin will deliver to Huaxin an ownership interest in BYTOC such that Huaxin will own 51% of all ownership interests in BYTOC, provided that 1,200,000 shares of the Company’s common stock (20% of the common stock to be delivered to Mr. Baojin) will be withheld by the Company for a period of 12 months in order to secure against breach by Mr. Baojin of his representations and warranties contained in the Agreement, as well as to secure the fulfillment of his covenants and further obligations under the Exchange Agreement (the “Exchange”).  Therefore, pursuant to the terms of the Exchange Agreement, on January 29, 2016, the Company issued 4,800,000 shares of its common stock to Mr. Baojin.

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

Kashi Jinju Colour Printing Packaging Co. LTD.

On May 12, 2015, the Company, by and through its wholly-owned subsidiary, Xing Rui signed a definitive Letter of Intent with the stockholders of Kashi Jinju Colour Printing Packaging Co. LTD., a PRC corporation ("Kashi Jinju") which manufactures cardboard boxes. The stockholders of Kashi Jinju and the Company intend to enter into a share exchange, wherein the stockholders of Kashi Jinju will exchange 80% of the issued and outstanding shares of stock of Kashi Jinju for 32,000,000 shares of the Company’s common stock.  As of April 30, 2016, the Company and Kashi Jinju are still working towards satisfying conditions of the Letter of Intent, including regulatory approvals and licensing in the PRC, which are required to close the transaction.
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
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended April 30, 2016, together with notes thereto, which are included in this report.
Results of Operations
During the period ended April 30, 2016, the Company generated revenues of $21,999,360 with $21,809,079 cost of goods sold, incurred operating expenses of $209,671 and other expenses of $52,164, and had a net loss of $72,840.

The following table provides selected financial data about our company for the period ended April 30, 2016 and the year ended January 31, 2016.

Balance Sheet Data	April 30,	January 31,
	2016	2016
Cash	$29,244	$226,638
Total Assets	$36,358,933	$31,063,457
Total Liabilities	$27,814,628	$22,519,828
Stockholders’ Equity	$8,544,305	$8,543,629

The following summary of our results of operations, for the quarters ended April 30, 2016 and 2015.

	Three Months Ended
	April 30,
	2016	2015

REVENUE	$21,999,360	$-
COST OF GOODS SOLD	21,809,079	-
GROSS PROFIT	190,281	-

OPERATING EXPENSES
General and administrative	174,019	1,500
Professional fees	35,652	28,673
Total Operating Expenses	209,671	30,173

LOSS FROM OPERATIONS	(19,390)	(30,173)

OTHER EXPENSE
Interest expenses	(52,164)	-
Equity loss on unconsolidated affiliate investment	-	(30,692)
Total Other Expenses	(52,164)	(30,692)

LOSS BEFORE INCOME TAXES	(71,554)	(60,865)
Provision for income taxes	(1,286)	-

NET LOSS	(72,840)	(60,865)

The following summary of comprehensive loss, for the quarters ended April 30, 2016 and 2015.

	Three months ended
	April 30,
	2016	2015
Net loss	$(72,840)	$(60,865)
Other comprehensive loss net of tax:
Unrealized loss on available-for-sale investments net of tax benefit	-	(62,000)
Foreign currency translation adjustments	10,662	-
Comprehensive loss	$(62,178)	$(122,865)

For the three months ended April 30, 2016 and April 30, 2015

Revenues
The Company generated revenues of $21,999,360 and $0 during the three months ended April 30, 2016 and April 30, 2015, respectively.

Operating expenses
For the three months ended April 30, 2016, total operating expenses were $209,671, which included professional fees in the amount of $35,652 and general and administrative expenses of $174,019. For the three months ended April 30, 2015, total operating expenses were $30,173, which included professional fees in the amount of $28,673 and general and administrative expenses of $1,500. The increase in professional fees, management fees and general and administrative expenses were primary related to the Company's ongoing regulatory requirements.

Interest expense
During the three months ended April 30, 2016 and 2015, the Company recognized interest expense of $52,164 and $0, respectively.

Loss on investment
During the three months ended April 30, 2015, the Company recognized $30,692 loss from its investment in Worx based on its proportionate share of Worx's net loss during March 20, 2015 to April 30, 2015. During the three months ended April 30, 2016, the Company did not recognize investment loss. The Company lost significant influence on Worx on May 1, 2015. As a result, the equity method was suspended and the cost method was applied since then.

Net loss
For the three months ended April 30, 2016, the Company had a net loss of $72,840, as compared to a net loss for the three months ended April 30, 2015 of $60,865.

Comprehensive income loss
For the three months ended April 30, 2016, the Company had comprehensive income of $10,622 as foreign currency translation adjustment. For the three months ended April 30, 2015, the Company had a proportionate unrealized loss from Worx's investment held for sale of $62,000, as indicated in the statement of other comprehensive income.
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
Liquidity and Capital Resources
Working Capital
	As of	As of
	April 30,	January 31,
	2016	2016
Current Assets	$32,256,770	$26,957,038
Current Liabilities	$27,814,628	$22,519,828
Working Capital	$4,442,142	$4,437,210

Cash Flows

	Three months ended
	April 30,
	2016	2015
Cash Flows used in Operating Activities	$(262,727)	$(25,605)
Cash Flows used in Investing Activities	$-	(1,300,000)
Cash Flows from Financing Activities	$57,333	$25,605
Net Decrease in Cash During Period	$(197,394)	$(1,300,000)

As at April 30, 2016, the Company's cash balance was $29,244 compared to $226,638 as at January 31, 2016. The decrease in cash was primarily due to operating losses associated with the business operations of BYOTC during the months ended 2016.

As at April 30, 2016, the Company had current assets of $32,256,770 compared with current assets of $26,957,038 and the Company had current liabilities of $27,814,628 compared with current liabilities of $22,519,828 as at January 31, 2016.

As at April 30, 2016, our company had a working capital of $4,442,142 compared with working capital of $4,437,210 as at January 31, 2016. The increase in working capital was primarily attributed to the increase in accounts receivable of $7,152,231 and increase in accounts payable and accrued liabilities of $18,721,720 and the decrease in prepaid expense and deposits off $1,663,274 and decrease deposits received of $13,496,941.

Cash Flow from Operating Activities
During the three months ended April 30, 2016, our company used $262,727 in cash from operating activities compared to cash used by operating activities of $25,605, during the three months ended April 30, 2015.
Cash Flow from Investing Activities
During the three months ended April 30, 2016, our company used $0 compared to cash used $1,300,000 in investment of Worx for investing activities during the three months ended April 30, 2015.
Cash Flow from Financing Activities
During the three months ended April 30, 2016, our company received $57,333 loans from related parties compared to $25,605 of loan from related party for the three months ended April 30, 2015.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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
During the quarter ended April 30, 2016, we did not issue any unregistered shares of common stock.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
None.

Item 6.  Exhibits.
Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
101*	Interactive Data File (Form 10-Q for the period ended April 30, 2016 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

RESORT SAVERS, INC.
(Registrant)

Dated: June 16, 2016	/s/ Zhou Gui Bin
Zhou Gui Bin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: June 16, 2016	/s/ Zhou Wei
Zhou Wei
Chie Financial Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)