Form 10-Q
period 2016-07-31
Resort Savers, Inc.
filed 2016-09-14
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 12, 2016, there were 74,976,241 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

 RESORT SAVERS, INC.

FORM 10-Q

FOR THE PERIOD ENDED JULY 31, 2016

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

RESORT SAVERS, INC.

Index to Unaudited Condensed Consolidated Financial Statements

July 31, 2016

RESORT SAVERS, INC.

Condensed Consolidated Interim Balance Sheets

	July 31,	January 31,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$172,487	$226,638
Accounts receivable	33,759,563	25,047,810
Other receivable	1,507	4,129
Prepaid expenses and deposits	23,156	1,678,461
Total Current Assets	33,956,713	26,957,038
Equipment, net	157,375	219,324
Investment	-	1,907,308
Goodwill	1,979,787	1,979,787
TOTAL ASSETS	$36,093,875	$31,063,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$26,321,134	$5,688,536
Short-term loan	3,014,000	3,080,000
Deposits received	-	13,496,941
Due to related parties	293,866	241,894
Tax payable	-	11,163
Other payable	9,934	1,294
Total Current Liabilities	29,638,934	22,519,828
TOTAL LIABILITIES	29,638,934	22,519,828

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 74,976,241 and 74,976,241 shares issued and outstanding, respectively	7,498	7,498
Contingently issuable common stock	120	120
Contingent liability on issuable common stock	687,000	687,000
Additional paid-in capital	7,416,376	7,320,287
Accumulated deficit	(4,811,399)	(2,764,063)
Accumulated other comprehensive income (loss)	(51,442)	416
Total Resort Savers, Inc. stockholders' equity	3,248,153	5,251,258
Non-controlling interest	3,206,788	3,292,371
Total equity	6,454,941	8,543,629
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,093,875	$31,063,457

The notes are an integral part of these condensed consolidated interim financial statements.

RESORT SAVERS, INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015

Revenue	$25,112,429	$-	$47,111,789	$-
Cost of goods sold	24,994,073	-	46,803,152	-
Gross Profit	118,356	-	308,637	-

Operating Expenses
General and administrative	168,298	5,650	342,317	7,150
Professional fees	21,902	22,093	57,554	50,766
Total Operating Expenses	190,200	27,743	399,871	57,916

Loss From Operations	(71,844)	(27,743)	(91,234)	(57,916)

Other Expenses
Impairment loss of investment	(1,907,308)	-	(1,907,308)	-
Other loss	(3,958)	-	(3,958)	-
Interest expense	(25,890)	-	(78,054)	-
Equity loss on unconsolidated affiliate investment	-	-	-	(30,692)
Total Other Expenses	(1,937,156)	-	(1,989,320)	(30,692)

Loss Before Income Taxes	(2,009,000)	(27,743)	(2,080,554)	(88,608)
Provision for income taxes	(1,060)	-	(2,346)	-

Net Loss	(2,010,060)	(27,743)	(2,082,900)	(88,608)
Net loss attributable to the non-controlling interest	19,856	-	35,564	-
Net Loss Attributable To The Shareholders Of Resort Savers, Inc.	$(1,990,204)	$(27,743)	$(2,047,336)	$(88,608)

Other Comprehensive Income (Loss)
Unrealized loss on available-for-sale investments net of tax benefit	$-	$-	$-	$(62,000)
Foreign currency translation adjustments	(112,539)	-	(101,877)	-
Total Comprehensive Loss	(2,122,599)	(27,743)	(2,184,777)	(150,608)
Comprehensive loss attributable to the non-controlling interest	75,159	-	85,583	-
Total Comprehensive Loss Attributable To The Shareholders Of Resort Savers, Inc.	$(2,047,440)	$(27,743)	$(2,099,194)	$(150,608)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.00)	$(0.03)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	74,976,241	67,142,315	74,976,241	65,838,531

The notes are an integral part of these condensed consolidated interim financial statements.

RESORT SAVERS, INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Six Months Ended
	July 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,082,900)	$(88,608)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	52,074	-
Equity loss on unconsolidated affiliate investment	-	30,692
Impairment of Investment	1,907,308	-
Changes in operating assets and liabilities:
Accounts receivable	(8,711,753)	-
Other receivable	2,622	-
Prepaid expenses and deposits	1,655,305	-
Accounts payable	20,632,598	837
Deposits received	(13,496,941)	-
Tax payable	(11,163)	-
Other payable	8,640	-
Net cash used in operating activities	(44,210)	(57,079)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Worx	-	(1,300,000)
Net cash used in investing activities	-	(1,300,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	51,972	58,148
Net cash provided by financing activities	51,972	58,148

Effects on changes in foreign exchange rate	(61,913)	-

Net decrease in cash and cash equivalents	(54,151)	(1,298,931)
Cash and cash equivalents - beginning of period	226,638	1,300,000
Cash and cash equivalents - end of period	$172,487	$1,069

Supplemental Cash Flow Disclosures
Cash paid for interest	$(78,054)	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Investment in Worx - Borneo shares	$-	$350,000
Related party debt forgiven	$96,089	$54,235
Unrealized loss on available-for-sale securities	$-	$62,000

The notes are an integral part of these condensed consolidated interim financial statements.

RESORT SAVERS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

July 31, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

At July 31, 2016, the principal subsidiaries of the Company were listed as follows:

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

__________
* These companies do not have any official English names. The English names used are for identification purpose only.

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

The Company's subsidiaries, whose records are not maintained in that company's functional currency, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period

•	Nonmonetary assets and liabilities at historical rates

•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company's results of operations.

The Company's subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date

•	Equities at historical rate

•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	July 31,	January 31,
	2016	2016

Spot RMB: USD exchange rate	$0.1507	$0.1556

Average RMB: USD exchange rate	$0.1515-0.1536	$0.1514

Concentrations of Credit Risk

Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks as of July 31, 2016 and January 31, 2016 amounted to $172,487 and $226,638, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company also reviews its accounts receivable on a timely manner. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Tieshan Oil

During the six month period ended July 31, 2016, one customer accounted for approximately 68% of revenues of Tieshan Oil. During the year ended January 31, 2016, one customer accounted for approximately 80% of revenues of Tieshan Oil.

As of July 31, 2016, two customers accounted for approximately 88% of accounts receivable. As of January 31, 2016, two customers accounted for approximately 90% of accounts receivable.  There was no significant changes of such concentrations of credit risk between January 1, 2016 and January 31, 2016.

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

Goodwill

The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, the Company calculates the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. During the six months ended July 31, 2016, no impairment is considered to be required for goodwill. During the year ended January 31, 2016, $4,005,224 goodwill on Amuli was considered fully impaired and written off by the Company.

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the six months ended July 31, 2016 and the year ended January 31, 2016, the Company did not impair any long-lived assets except goodwill on Amuli mentioned above.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at July 31, 2016 and January 31, 2016.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2016 and January 31, 2016.

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

NOTE 3 – GOING CONCERN

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

NOTE 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $172,487 and $226,638 in cash and cash equivalents as at July 31, 2016 and January 31, 2016, respectively.

NOTE 5 – ACCOUNTS RECEIVABLES

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of July 31, 2016. No bad debts were written off for the six months ended July 31, 2016 and 2015. The Company’s accounts receivable consists of only trade receivables. As at July 31, 2016 and January 31, 2016, the Company had accounts receivable of $33,759,563 and $25,047,810, respectively.

Aging analysis of accounts receivable is as follows:

	July 31,	January 31,
	2016	2016
0 – 30 days	$-	$14,579,804
60-90 days	16,658,039	-
Over 1 year	17,101,524	10,468,006
	$33,759,563	$25,047,810

NOTE 6 – PREPAYMENTS

The prepayments of $23,156 and $1,678,461 as at July 31, 2016 and January 31, 2016, respectively, were made to the major suppliers of the Company to secure the supply of the raw materials of the oil segment.

NOTE 7 – EQUIPMENT

	July 31, 2016	January 31, 2016
Cost:
Machinery	$227,115	$227,115
Less: accumulated depreciation	(59,865)	(7,791)
Foreign currency translation effect	(9,875)	-
Equipment	$157,375	$219,324

During the six-month period ended July 31, 2016 and 2015, the Company recorded depreciation of $52,074 and $0, respectively.

NOTE 8 – INVESTMENT

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

During the six-month period ended July 31, 2016, the Company did not receive any investment income from Worx.

On June 6, 2016, Worx sold all of its assets (“Asset Sale”), including, but not limited to, its technologies and intellectual property, to Bay WorxRail, LLC (“Bay WorxRail”) for $1,000,000 (“Purchase Price”), subject to a holdback of $250,000 of the Purchase Price, pursuant to the terms set forth in that certain Asset Purchase Agreement, dated June 6, 2016, among Worx, Bay WorxRail, and Michael Zilai, as majority stockholder of Worx. [C1] The Company reviewed Worx's financial condition at July 31, 2016 and concluded that as a result of the Asset Sale there is a 100% impairment loss related to the Company’s investment in Worx, and recorded an impairment loss of $1,907,308, for the period ended July 31, 2016. As at July 31, 2016 and January 31, 2016, the Company’s carrying value of its Worx investment was $0 and $1,907,308, respectively.

NOTE 9 – GOODWILL

On January 29, 2016, the Company recognized goodwill of $1,979,787 on the acquisition of Tieshan Oil. The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance, indicate reporting unit carrying values may exceed their fair values. The Company did not recognize any goodwill impairment during the six-month period ended July 31, 2016 and 2015.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At July 31, 2016, the Company had trade payables of $26,321,134. At January 31, 2016, the Company had trade payables of $5,629,306, and $59,230 payable to third-party service providers.

NOTE 11 – SHORT-TERM LOAN

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business.

The Industrial and Commercial Bank of China is the lender of the loan. The interest rate is the interbank offered rate announced by the PRC authority on the business day just before the release of the loan, plus 51 basis point, which is 5.06% per annum. The term of borrowing is 1 year, which was renewed as at December 31, 2015. The amount is denominated in Renminbi of RMB 20,000,000. The loan is secured by the personal guarantee of one of the shareholders and of his wife in an unlimited amount.

25% of the principal of the loan is to be repaid in the eleventh month of the term. The remaining is to be repaid on the maturity of the loan. The loan agreement contains provisions requiring payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreement.

During the six-month period ended July 31, 2016 and 2015, the Company incurred interest of $78,054 and $0, respectively. On July 31, 2016 and January 31, 2016, the Company had a short-term loan balance of $3,014,000 and $3,080,000, respectively. The difference was a result of change of exchange rate.

NOTE 12 – DEPOSITS RECEIVED

At July 31, 2016 and January 31, 2016, the deposits received from customers, who were unrelated to the Company, was $0 and $13,496,941 respectively.

NOTE 13 – STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock:

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

During the six-month period ended July 31, 2016, no shares were issued by the Company.

As at July 31, 2016 and January 31, 2016, the Company had 74,976,241 common shares issued and outstanding.

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

During the six-month period ended July 31, 2016, related parties contributed additional paid-in capital in the amount of $96,089, to fund operating expenses.

NOTE 14 – RELATED PARTY TRANSACTIONS

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

During the six-month period ended July 31, 2016, related parties, who are shareholders of the Company, forgave debt, in the amount of $96,089 for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

During the six-month period ended July 31, 2016, the Company received $51,972 advances from various directors. At July 31, 2016, the Company owed $12,695 to a director of the Company, $5,203 to a director of Xin Rui HK, $8,966 to directors of Huaxin, and $267,002 to directors of Amuli, for vendor payments made by those directors.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of July 31, 2016 and January 31, 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 16 – SEGMENTED INFORMATION

At July 31, 2016 and January 31, 2016, the Company operates in two industry segments, health beverage and oil and gas, and one geographic segment, China, where majority current assets and equipment are located.

Segment assets and liabilities at July 31, 2016 and January 31, 2016 were as follows:

July 31, 2016	Holding Company	Health beverage	Oil and gas	Total Consolidated
Assets
Current assets	$14,167	$19,109	$33,923,437	$33,956,713
Non-current assets	1,979,787	133,300	24,075	2,137,162
Liabilities
Current liabilities	56,552	277,448	29,304,934	29,638,934
Long term liabilities	-	-	-	-
Net assets (liabilities)	$1,937,402	$(125,039)	$4,642,578	$6,454,941

January 31, 2016	Holding Company	Health beverage	Oil and gas	Total Consolidated
Assets
Current assets	$11,680	$1,442	$26,943,916	$26,957,038
Non-current assets	3,887,095	189,029	30,295	4,106,419
Liabilities
Current liabilities	85,621	215,503	22,218,704	22,519,828
Long term liabilities		-	-	-
Net assets (liabilities)	$3,813,154	$(25,032)	$4,755,507	$8,543,629

Segment revenue and net loss for six months ended July 31, 2016 and July 31, 2015 were as follows:

Six Months Ended July 31, 2016	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$2,728	$-	$47,109,061	$47,111,789
Cost of goods sold	-	-	(46,803,152)	(46,803,152)
Operating expenses	(67,262)	(101,052)	(231,557)	(399,871)
Other expenses	(1,907,309)	(51)	(81,960)	(1,989,320)
Provision for income taxes	-	-	(2,346)	(2,346)
Net loss	$(1,971,843)	$(101,103)	$(9,954)	$(2,082,900)

Six Months Ended July 31, 2015	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Operating expenses	(57,916)	-	-	(57,916)
Other expenses	(30,692)	-	-	(30,692)
Provision for income taxes	-	-	-	-
Net loss	$(88,608)	$-	$-	$(88,608)

Segment revenue and net loss for three months ended July 31, 2016 and July 31, 2015 were as follows:

Three Months Ended July 31, 2016	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$2,728	$-	$25,109,701	$25,112,429
Cost of goods sold	-	-	(24,994,073)	(24,994,073)
Operating expenses	(19,195)	(69,796)	(101,209)	(190,200)
Other expenses	(1,907,309)	(19)	(29,828)	(1,937,156)
Provision for income taxes	-	-	(1,060)	(1,060)
Net loss	$(1,923,776)	$(69,815)	$(16,469)	$(2,010,060)

Three Months Ended July 31, 2015	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Operating expenses	(27,743)	-	-	(27,743)
Other expense	-	-	-	-
Provision for income taxes	-	-	-	-
Net loss	$(27,743)	$-	$-	$(27,743)

NOTE 17 – SUBSEQUENT EVENTS

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

Prior to June 6, 2016, Worx designed automated solutions for industrial, environmental and energy industries to improve efficiency and systems output.  The Worx automated robotic tank cleaning system reduced tank cleaning time, reduced or eliminated the need for personnel to enter tanks, and attempted to reduce the volume of solvents used to clean a tank. Actual results varied from tank to tank and involved variables including the product in the tank, physical condition of the tank such as corrosion, or amount of sludge accumulated. Prior to June 6, 2016, Worx was refining its product line to improve speed and efficiency.  Our investment in Worx had facilitated such development. We had hoped that our investment into what we believed was an important technology would give us early access to the technology, establish relationships in the industry, and allow us to assist Worx with the launch of its commercial products in China and other parts of Asia. However, on June 6, 2016, Worx sold all of its assets (“Asset Sale”), including, but not limited to, its technologies and intellectual property, to Bay WorxRail, LLC (“Bay WorxRail”) for $1,000,000 (“Purchase Price”), subject to a holdback of $250,000 of the Purchase Price, pursuant to the terms set forth in that certain Asset Purchase Agreement, dated June 6, 2016, among Worx, Bay WorxRail, and Michael Zilai, as majority stockholder of Worx. The Asset Sale by Worx resulted in the full impairment of our investment in Worx at the end of our second fiscal quarter of 2016.

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

Kashi Jinju Colour Printing Packaging Co. LTD.

On May 12, 2015, the Company, by and through its wholly-owned subsidiary, Xing Rui signed a definitive Letter of Intent with the stockholders of Kashi Jinju Colour Printing Packaging Co. LTD., a PRC corporation ("Kashi Jinju") which manufactures cardboard boxes. The stockholders of Kashi Jinju and the Company intend to enter into a share exchange, wherein the stockholders of Kashi Jinju will exchange 80% of the issued and outstanding shares of stock of Kashi Jinju for 32,000,000 shares of the Company’s common stock.  As of July 31, 2016, the Company and Kashi Jinju are still working towards satisfying conditions of the Letter of Intent, including regulatory approvals and licensing in the PRC, which are required to close the transaction.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended July 31, 2016, together with notes thereto, which are included in this report.

Results of Operations

During the three-month period ended July 31, 2016, the Company generated revenues of $25,112,429 with $24,994,073 cost of goods sold, incurred operating expenses of $190,200 and other expenses of $1,937,156, and had a net loss of $2,010,060. During the six-month period ended July 31, 2016, the Company generated revenues of $47,111,789 with $46,803,152 cost of goods sold, incurred operating expenses of $399,871 and other expenses of $1,989,320, and had a net loss of $2,082,900.

The following table provides selected financial data about our company for the period ended July 31, 2016 and the year ended January 31, 2016.

Balance Sheet Data	July 31,	January 31,
	2016	2016
Cash	$172,487	$226,638
Total Assets	$36,093,875	$31,063,457
Total Liabilities	$29,638,934	$22,519,828
Stockholders’ Equity	$6,454,941	$8,543,629

For the three months ended July 31, 2016 and July 31, 2015

The following summary of our results of operations, for the three-months ended July 31, 2016 and 2015.

	Three Months Ended
	July 31,
	2016	2015

REVENUE	$25,112,429	$-
COST OF GOODS SOLD	24,994,073	-
GROSS PROFIT	118,356	-

OPERATING EXPENSES
General and administrative	168,298	5,650
Professional fees	21,902	22,093
Total Operating Expenses	190,200	27,743

LOSS FROM OPERATIONS	(71,844)	(27,743)

OTHER EXPENSE
Impairment loss of investment	1,907,308	-
Interest expenses	25,890	-
Other loss	3,958	-
Total Other Expenses	1,937,156	-

LOSS BEFORE INCOME TAXES	(2,009,000)	(27,743)
Provision for income taxes	(1,060)	-

NET LOSS	$(2,010,060)	$(27,743)

The following summary of comprehensive loss, for the three-months ended July 31, 2016 and 2015.

	Three months ended
	July 31,
	2016	2015
Net loss	$(2,010,060)	$(27,743)
Other comprehensive loss net of tax:
Foreign currency translation adjustments	(112,539)	-
Total comprehensive loss	$(2,122,599)	$(27,743)

Revenues

The Company generated revenues of $25,112,429 and $0 during the three months ended July 31, 2016 and July 31, 2015, respectively.

Operating expenses

For the three months ended July 31, 2016, total operating expenses were $190,200, which included professional fees in the amount of $21,902 and general and administrative expenses of $168,298. For the three months ended July 31, 2015, total operating expenses were $27,743, which included professional fees in the amount of $22,093 and general and administrative expenses of $5,650. The increase in professional fees, management fees and general and administrative expenses were primary related to the Company's ongoing regulatory requirements.

Interest expense

During the three months ended July 31, 2016 and 2015, the Company recognized interest expense of $25,890 and $0, respectively.

Loss on investment

During the three months ended July 31, 2016 and 2015, the Company recognized an impairment loss on investment of $1,907,308 and $0, respectively. The Company lost significant influence on Worx on May 1, 2015. As a result, the equity method was suspended and the cost method was applied since then. During the three months ended July 31, 2016, the Company determined the investment in Worx did not have value and wrote down the investment.

Net loss

For the three months ended July 31, 2016, the Company had a net loss of $2,010,060, as compared to a net loss for the three months ended July 31, 2015 of $27,743.

Comprehensive income loss

For the three months ended July 31, 2016, the Company had other comprehensive loss of $112,539 as foreign currency translation adjustment. For the three months ended July 31, 2015, the Company had no other comprehensive income (loss).

For the six months ended July 31, 2016 and July 31, 2015

The following summary of our results of operations, for the six-months ended July 31, 2016 and 2015.

	Six Months Ended
	July 31,
	2016	2015

REVENUE	$47,111,789	$-
COST OF GOODS SOLD	46,803,152	-
GROSS PROFIT	308,637	-

OPERATING EXPENSES
General and administrative	342,317	7,150
Professional fees	57,554	50,766
Total Operating Expenses	399,871	57,916

LOSS FROM OPERATIONS	(91,234)	(57,916)

OTHER EXPENSE
Impairment loss of investment	1,907,308	-
Interest expenses	78,054	-
Other loss	3,958	-
Equity loss on unconsolidated affiliate investment	-	30,692
Total Other Expenses	1,989,320	30,692

LOSS BEFORE INCOME TAXES	(2,080,554)	(88,608)
Provision for income taxes	(2,346)	-

NET LOSS	$(2,082,900)	$(88,608)

The following summary of comprehensive loss, for the six-months ended July 31, 2016 and 2015.

	Six months ended
	July 31,
	2016	2015
Net loss	$(2,082,900)	$(88,608)
Other comprehensive loss net of tax:
Unrealized loss on available-for-sale investments net of tax benefit	-	(62,000)
Foreign currency translation adjustments	(101,877)	-
Total comprehensive loss	$(2,184,777)	$(150,608)

Revenues

The Company generated revenues of $47,111,789 and $0 during the six months ended July 31, 2016 and July 31, 2015, respectively.

Operating expenses

For the six months ended July 31, 2016, total operating expenses were $399,871, which included professional fees in the amount of $57,554 and general and administrative expenses of $342,317. For the six months ended July 31, 2015, total operating expenses were $57,916, which included professional fees in the amount of $50,766 and general and administrative expenses of $7,150. The increase in professional fees, management fees and general and administrative expenses were primary related to the Company's ongoing regulatory requirements and increased operations from business acquisitions in the current fiscal year.

Interest expense

During the six months ended July 31, 2016 and 2015, the Company recognized interest expense of $78,054 and $0, respectively.

Loss on investment

During the six months ended July 31, 2016, the Company recognized an impairment loss on investment of $1,907,308. During the quarter ended July 31, 2016, the Company determined the investment in Worx did not have value and completely wrote down the investment.   During the six months ended July 31, 2015, the Company recognized $30,692 loss from its investment in Worx based on its proportionate share of Worx’s net loss during March 20, 2015 to April 30, 2015. Investment loss from May 1, 2015 to July 31, 2015 was not recognized since on May 1, 2015, the Company lost significant influence on Worx and equity method was suspended and the cost method was applied.

Net loss

For the six months ended July 31, 2016, the Company had a net loss of $2,082,900, as compared to a net loss for the six months ended July 31, 2015 of $88,608.

Comprehensive loss

For the six months ended July 31, 2016, the Company had other comprehensive loss of $101,877 as foreign currency translation adjustment. For the six months ended July 31, 2015, the Company also had a proportionate unrealized loss from Worx’s investment held for sale of $62,000, as indicated in the statement of other comprehensive income.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance since we were formed in June 2012.  We have only began to generate revenues since the beginning of this fiscal year 2016.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to the price and cost increases in supplies and services.

If we are unable to meet our needs for cash from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Liquidity and Capital Resources

Working Capital

	As of	As of
	July 31,	January 31,
	2016	2016
Current Assets	$33,956,713	$26,957,038
Current Liabilities	$29,638,934	$22,519,828
Working Capital	$4,317,779	$4,437,210

Cash Flows

	Six months ended
	July 31,
	2016	2015
Cash Flows used in Operating Activities	$(44,210)	$(57,079)
Cash Flows used in Investing Activities	$-	$(1,300,000)
Cash Flows from Financing Activities	$51,972	$58,148
Effects on changes in foreign exchange rate	$(61,913)	-
Net Decrease in Cash During Period	$(54,151)	$(1,298,931)

As at July 31, 2016, the Company's cash balance was $172,487 compared to $226,638 as at January 31, 2016. The decrease in cash was primarily due to operating losses associated with the business operations of BYOTC during the six months ended July 31, 2016.

As at July 31, 2016, the Company had current assets of $33,956,713 compared with current assets of $26,957,038 as at January 31, 2016 and as at July 31, 2016, the Company had current liabilities of $29,638,934 compared with current liabilities of $22,519,828 as at January 31, 2016.

As at July 31, 2016, our company had a working capital of $4,317,779 compared with working capital of $4,437,210 as at January 31, 2016. The decrease in working capital was primarily attributed to the increase in accounts receivable of $8,711,753 and increase in accounts payable and accrued liabilities of $20,632,598 and the decrease in prepaid expense and deposits of $1,655,305 and decrease deposits received of $13,496,941.

Cash Flow from Operating Activities

During the six months ended July 31, 2016, our company used $44,210 in cash from operating activities compared to cash used by operating activities of $57,079 during the six months ended July 31, 2015.

Cash Flow from Investing Activities

During the six months ended July 31, 2016, our company used $0 cash for investing activities compared to $1,300,000 cash used for investment of Worx during the six months ended July 31, 2015.

Cash Flow from Financing Activities

During the six months ended July 31, 2016, our company received $51,972 loans from related parties compared to $58,148 forgiven loan from related parties that the company received during the six months ended July 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the quarter ended July 31, 2016, we did not issue any unregistered shares of common stock.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
101*	Interactive Data File (Form 10-Q for the period ended July 31, 2016 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

RESORT SAVERS, INC.
(Registrant)

Dated: September 14, 2016	/s/ Zhou Gui Bin
Zhou Gui Bin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: September 14, 2016	/s/ Zhou Wei
Zhou Wei
Chie Financial Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)

