Form 10-Q
period 2016-10-31
Resort Savers, Inc.
filed 2016-12-20
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of December 19, 2016, there were 74,976,241 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

RESORT SAVERS, INC.

FORM 10-Q

FOR THE PERIOD ENDED OCTOBER 31, 2016

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

RESORT SAVERS, INC.

Index to Unaudited Condensed Consolidated Financial Statements

October 31, 2016

RESORT SAVERS, INC.

Condensed Consolidated Interim Balance Sheets

	October 31,	January 31,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$36,588	$226,638
Accounts receivable	17,307,641	25,047,810
Other receivable	10,839	4,129
Prepaid expenses and deposits	23,274	1,678,461
Amount due from a related party	15,617,989	-
Total Current Assets	32,996,331	26,957,038
Equipment, net	136,449	219,324
Investment	-	1,907,308
Goodwill	1,979,787	1,979,787
TOTAL ASSETS	$35,112,567	$31,063,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$28,435,945	$5,688,536
Short-term loan	-	3,080,000
Deposits received	-	13,496,941
Due to related parties	239,354	241,894
Tax payable	8,713	11,163
Other payable	45,992	1,294
Total Current Liabilities	28,730,004	22,519,828
TOTAL LIABILITIES	28,730,004	22,519,828

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 74,976,241 and 74,976,241 shares issued and outstanding, respectively	7,498	7,498
Contingently issuable common stock	120	120
Contingent liability on issuable common stock	687,000	687,000
Additional paid-in capital	7,461,796	7,320,287
Accumulated deficit	(4,791,570)	(2,764,063)
Accumulated other comprehensive income (loss)	(98,430)	416
Total Resort Savers, Inc. stockholders' equity	3,266,414	5,251,258
Non-controlling interest	3,116,149	3,292,371
Total equity	6,382,563	8,543,629
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,112,567	$31,063,457

The notes are an integral part of these condensed consolidated interim financial statements.

RESORT SAVERS, INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015

Revenue	$15,712,231	$-	$62,824,020	$-
Cost of goods sold	15,616,456	-	62,419,608	-
Gross Profit	95,775	-	404,412	-

Operating Expenses
General and administrative	160,962	-	503,279	7,150
Professional fees	15,011	21,166	72,565	71,932
Total Operating Expenses	175,973	21,166	575,844	79,082

Loss From Operations	(80,198)	(21,166)	(171,432)	(79,082)

Other Income
Other income	77,528	-	77,528	-

Other Expense
Other expense	-	-	(3,958)	-
Impairment loss of investment	-	-	(1,907,308)	-
Goodwill impairment	-	(4,005,224)	-	(4,005,224)
Interest expense	(22,371)	-	(100,425)	-
Equity loss on unconsolidated affiliate investment	-	-	-	(30,692)
Total Other Expenses	(22,371)	(4,005,224)	(2,011,691)	(4,035,916)

Loss Before Income Taxes	(25,041)	(4,026,390)	(2,105,595)	(4,114,998)
Provision for income taxes	-	-	(2,346)	-

Net Loss	(25,041)	(4,026,390)	(2,107,941)	(4,114,998)
Net loss attributable to the non-controlling interest	44,870	1,600,000	80,434	1,600,000
Net Profit/(Loss) Attributable To The Shareholders Of Resort Savers, Inc.	$19,829	$(2,426,390)	$(2,027,507)	$(2,514,998)

Other Comprehensive Income (Loss)
Unrealized loss on available-for-sale investments net of tax benefit	$-	$-	$-	$(62,000)
Foreign currency translation adjustments	(92,757)	(1,575)	(194,634)	(1,575)
Total Comprehensive Loss	(117,798)	(4,027,965)	(2,302,575)	(4,178,573)
Comprehensive loss attributable to the non-controlling interest	90,639	-	176,222	-
Total Comprehensive Loss Attributable To The Shareholders Of Resort Savers, Inc.	$(27,159)	$(2,427,965)	$(2,126,353)	$(2,578,573)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.06)	$(0.03)	$(0.06)
Basic and Diluted Weighted Average Common Shares Outstanding	74,976,241	69,318,827	74,976,241	67,011,378

The notes are an integral part of these condensed consolidated interim financial statements.

RESORT SAVERS, INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	October 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,107,941)	$(4,114,998)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	69,799	-
Equity loss on unconsolidated affiliate investment	-	30,692
Impairment loss of investment	1,907,308	-
Goodwill impairment	-	4,005,224
Changes in operating assets and liabilities:
Amount due from a related party	(15,617,989)
Accounts receivable	7,740,169	-
Other receivable	(6,710)	-
Prepaid expenses and deposits	1,655,187	-
Accounts payable	22,747,409	76,281
Deposits received	(13,496,941)	-
Tax payable	(2,450)	-
Other payable	44,698	-
Net cash provided by (used in) operating activities	2,932,539	(2,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Worx	-	(1,300,000)
Net cash used in investing activities	-	(1,300,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of short-term loan	(2,993,364)	-
Cash received from investment	-	2,063
Loans from related parties	68,865	5,461
Repayments of loans from related parties	(65,078)	-
Net cash provided by (used in) financing activities	(2,989,577)	7,524

Effects on changes in foreign exchange rate	(133,012)	(1,575)

Net decrease in cash and cash equivalents	(190,050)	(1,296,852)
Cash and cash equivalents - beginning of period	226,638	1,300,000
Cash and cash equivalents - end of period	$36,588	$3,148

Supplemental Cash Flow Disclosures
Cash paid for interest	$(100,425)	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Investment in Worx - Borneo shares	$-	$350,000
Common Stock issued for the acquisition of Shenzhen Amuli Development Company Limited	$-	$2,400,000
Related party debt forgiven	$141,509	$68,158
Unrealized loss on available-for-sale securities	$-	$62,000

The notes are an integral part of these condensed consolidated interim financial statements.

RESORT SAVERS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

October 31, 2016

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

At October 31, 2016, the principal subsidiaries of the Company were listed as follows:

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

The Company's subsidiaries, whose records are not maintained in that company's functional currency, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period

•	Nonmonetary assets and liabilities at historical rates

•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company's results of operations.

The Company's subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date

•	Equities at historical rate

•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	October 31,	January 31,
	2016	2016

Spot RMB: USD exchange rate	$0.1476	$0.1556
Average RMB: USD exchange rate	$0.1497-0.1536	$0.1514

Concentrations of Credit Risk

Cash includes cash at banks and demand deposits in accounts maintained with banks within the PRC. Total cash in these banks as of October 31, 2016 and January 31, 2016 amounted to $36,588 and $226,638, respectively, none of which is covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks to its cash in bank accounts.

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

Tieshan Oil

During the nine-month period ended October 31, 2016, one customer accounted for approximately 51% of revenues of Tieshan Oil. During the year ended January 31, 2016, one customer accounted for approximately 80% of revenues of Tieshan Oil.

As of October 31, 2016, two customers accounted for approximately 86% of accounts receivable. As of January 31, 2016, two customers accounted for approximately 90% of accounts receivable. There was no significant changes of such concentrations of credit risk between October 31, 2016 and January 31, 2016.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the related lease or the estimated useful life of the asset. The useful lives are as follows:

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

Goodwill

The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, the Company calculates the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. During the nine months ended October 31, 2016, no impairment is considered to be required for goodwill. During the year ended January 31, 2016, $4,005,224 goodwill on Amuli was considered fully impaired and written off by the Company.

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the nine months ended October 31, 2016 and the year ended January 31, 2016, the Company did not impair any long-lived assets except goodwill on Amuli mentioned above.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at October 31, 2016 and January 31, 2016.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2016 and January 31, 2016.

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

NOTE 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $36,588 and $226,638 in cash and cash equivalents as at October 31, 2016 and January 31, 2016, respectively.

NOTE 5 – ACCOUNTS RECEIVABLES

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of October 31, 2016. No bad debts were written off for the nine months ended October 31, 2016 and 2015. The Company’s accounts receivable consists of only trade receivables. As at October 31, 2016 and January 31, 2016, the Company had accounts receivable of $17,307,641 and $25,047,810, respectively.

Aging analysis of accounts receivable is as follows:

	October 31,	January 31,
	2016	2016
0 – 30 days	$-	$14,579,804
Within 1 year	17,307,641	-
Over 1 year	-	10,468,006
	$17,307,641	$25,047,810

NOTE 6 – PREPAYMENTS

The prepayments of $23,274 and $1,678,461 as at October 31, 2016 and January 31, 2016, respectively, were made to the major suppliers of the Company to secure the supply of the raw materials of the oil segment.

NOTE 7 – EQUIPMENT

	October 31, 2016	January 31, 2016
Cost:
Machinery	$227,115	$227,115
Less: accumulated depreciation	(77,590)	(7,791)
Foreign currency translation effect	(13,076)	-
Equipment, net	$136,449	$219,324

During the nine-month period ended October 31, 2016 and 2015, the Company recorded depreciation of $69,799 and $0, respectively.

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

During the nine-month period ended October 31, 2016, the Company did not receive any investment income from Worx.

On June 6, 2016, Worx sold all of its assets (“Asset Sale”), including, but not limited to, its technologies and intellectual property, to Bay WorxRail, LLC (“Bay WorxRail”) for $1,000,000 (“Purchase Price”), subject to a holdback of $250,000 of the Purchase Price, pursuant to the terms set forth in that certain Asset Purchase Agreement, dated June 6, 2016, among Worx, Bay WorxRail, and Michael Zilai, as majority stockholder of Worx. The Company reviewed Worx's financial condition at July 31, 2016 and concluded that as a result of the Asset Sale there is a 100% impairment loss related to the Company’s investment in Worx, and recorded an impairment loss of $1,907,308, for the period ended October 31, 2016. As at October 31, 2016 and January 31, 2016, the Company’s carrying value of its Worx investment was $0 and $1,907,308, respectively.

NOTE 9 – GOODWILL

On January 29, 2016, the Company recognized goodwill of $1,979,787 on the acquisition of Tieshan Oil. The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance, indicate reporting unit carrying values may exceed their fair values. The Company recognized a goodwill impairment of $0 and $4,005,224 during the nine-month period ended October 31, 2016 and 2015, respectively.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At October 31, 2016, the Company had trade payables of $28,435,945. At January 31, 2016, the Company had trade payables of $5,629,306, and $59,230 payable to third-party service providers.

NOTE 11 – SHORT-TERM LOAN

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business.

The Industrial and Commercial Bank of China is the lender of the loan. The interest rate is the interbank offered rate announced by the PRC authority on the business day just before the release of the loan, plus 51 basis point, which is 5.06% per annum. The term of borrowing is 1 year, which was drawn down as at December 31, 2015. The amount is denominated in Renminbi of RMB 20,000,000. The loan is secured by the personal guarantee of one of the shareholders and of his wife in an unlimited amount.

25% of the principal of the loan is to be repaid in the eleventh month of the term. The remaining is to be repaid on the maturity of the loan. The loan agreement contains provisions requiring payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreement.

During the nine months ended October 31, 2016, the Company fully repaid the loan of $3,080,000 (RMB 20,000,000).

During the nine-month period ended October 31, 2016 and 2015, the Company incurred interest of $100,425 and $0, respectively. On October 31, 2016 and January 31, 2016, the Company had a short-term loan balance of $0 and $3,080,000, respectively.

NOTE 12 – DEPOSITS RECEIVED

At October 31, 2016 and January 31, 2016, the deposits received from customers, who were unrelated to the Company, was $0 and $13,496,941 respectively.

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

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the nine-month period ended October 31, 2016, no shares were issued by the Company.

During the year ended January 31, 2016, the Company issued the following shares:

•	20,955 common shares to an unaffiliated investor for cash subscription paid before January 31, 2015

•	5,000,000 common shares to an unaffiliated investor in exchange of 1,000,000 common shares of BRI

•	3,033,926 common shares to a shareholder in Amuli, for the shareholder’s 60% interest in Amuli.

•	4,800,000 common shares to Mr. Yang Baojin, a shareholder in Tieshan Oil, for his 51% interest in Tieshan Oil.

As at October 31, 2016 and January 31, 2016, the Company had 74,976,241 common shares issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

Contingently Issuable Common Stock

On January 29, 2016, the Company entered into an exchange agreement with Mr. Yang Baojin (the “Agreement”), a citizen of the PRC, and Huaxin. Mr. Baojin is the president and majority owner of Tieshan Oil. The exchange was closed on January 29, 2016.

Pursuant to the Agreement, the Company issued 6,000,000 shares of its common stock, par value $0.0001, to Mr. Baojin, and Mr. Baojin delivered to Huaxin an ownership interest in Tieshan Oil such that Huaxin owns 51% of all ownership interests in Tieshan Oil, provided that 1,200,000 shares of the Company’s common stock (20% of the common stock to be delivered to Mr. Baojin) will be withheld by the Company for a period of 12 months in order to secure against breach, if any, by Mr. Baojin of his representations and warranties contained in the agreement, as well as to secure the fulfillment of his covenants and further obligations under the agreement. Accordingly, the Company excludes these shares from the calculation of common stock outstanding.

Additional Paid-In Capital

During the nine-month period ended October 31, 2016, related parties contributed additional paid-in capital in the amount of $141,509, to fund operating expenses.

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

During the nine-month period ended October 31, 2016, related parties, who are shareholders of the Company, forgave debt, in the amount of $141,509 for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

During the nine-month period ended October 31, 2016, the Company received $68,865 advances from various directors and repaid $65,078. At October 31, 2016, the Company owed $12,695 to a director of the Company, $5,203 to a director of Xin Rui HK, $8,782 to directors of Huaxin, and $212,674 to directors of Amuli, for vendor payments made by those directors.

At October 31, 2016, the Company had amount due from related party of $15,617,989, who is the shareholder of the Company.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of October 31, 2016 and January 31, 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 16 – SEGMENTED INFORMATION

At October 31, 2016 and January 31, 2016, the Company operates in two industry segments, health beverage and oil and gas, and one geographic segment, China, where majority current assets and equipment are located.

Segment assets and liabilities at October 31, 2016 and January 31, 2016 were as follows:

October 31, 2016	Holding Company	Health beverage	Oil and gas	Total Consolidated
Assets
Current assets	$8,884	$38,015	$32,949,432	$32,996,331
Non-current assets	-	115,208	2,001,028	2,116,236
Liabilities
Current liabilities	33,928	259,168	28,436,908	28,730,004
Net assets (liabilities)	$(25,044)	$(105,945)	$6,513,552	$6,382,563

January 31, 2016	Holding Company	Health beverage	Oil and gas	Total Consolidated
Assets
Current assets	$11,680	$1,442	$26,943,916	$26,957,038
Non-current assets	3,887,095	189,029	30,295	4,106,419
Liabilities
Current liabilities	85,621	215,503	22,218,704	22,519,828
Net assets (liabilities)	$3,813,154	$(25,032)	$4,755,507	$8,543,629

Segment revenue and net loss for nine months ended October 31, 2016 and 2015 were as follows:

Nine Months Ended October 31, 2016	Holding Company	Health beverage	Oil and gas	Total Consolidated

Revenue	$2,728	$-	$62,821,292	$62,824,020
Cost of goods sold	-	-	(62,419,608)	(62,419,608)
Operating expenses	(85,079)	(172,231)	(318,534)	(575,844)
Other income	-	77,528	-	77,528
Other expenses	(1,907,309)	(125)	(104,257)	(2,011,691)
Provision for income taxes	-	-	(2,346)	(2,346)
Net loss	$(1,989,660)	$(94,828)	$(23,453)	$(2,107,941)

Nine Months Ended October 31, 2015	Holding Company	Health beverage	Oil and gas	Total Consolidated

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Operating expenses	(79,082)	-	-	(79,082)
Other expenses	(4,035,916)	-	-	(4,035,916)
Provision for income taxes	-	-	-	-
Net loss	$(4,114,998)	$-	$-	$(4,114,998)

Segment revenue and net loss for three months ended October 31, 2016 and 2015 were as follows:

Three Months Ended October 31, 2016	Holding Company	Health beverage	Oil and gas	Total Consolidated

Revenue	$-	$-	$15,712,231	$15,712,231
Cost of goods sold	-	-	(15,616,456)	(15,616,456)
Operating expenses	(17,817)	(71,179)	(86,977)	(175,973)
Other income	-	77,528	-	77,528
Other expenses	-	(74)	(22,297)	(22,371)
Provision for income taxes	-	-	-	-
Net loss	$(17,817)	$6,275	$(13,499)	$(25,041)

Three Months Ended October 31, 2015	Holding Company	Health beverage	Oil and gas	Total Consolidated

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Operating expenses	(21,166)	-	-	(21,166)
Other expenses	(4,005,224)	-	-	(4,005,224)
Provision for income taxes	-	-	-	-
Net loss	$(4,026,390)	$-	$-	$(4,026,390)

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

Shenzhen Amuli Industrial Development Co. Ltd.

On October 1, 2015, the Company’s wholly-owned subsidiary, Xing Rui, by and through a newly formed People’s Republic of China (the “PRC”) corporation subsidiary HuaxinChangrong (Shenzhen) Technology Service Company Limited (“Huaxin”), completed a purchase from Xu Xiao Yun of sixty percent (60%) of the shares of Shenzhen Amuli Industrial Development Co. Ltd., a PRC corporation (“Amuli”), for 3,033,926 shares of the Company’s common stock.  The purchase price was valued $2,400,000.

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

Beijing YandongTieshan Oil Products Co., Ltd.

On January 29, 2016, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Mr. Yang Baojin, a citizen of the PRC, and Huaxin, which is a wholly owned subsidiary of Xing Rui, whereas Xing Rui itself is a wholly owned subsidiary of the Company. Mr. Baojin is the president and majority owner of Beijing YandongTieshan Oil Products Co., Ltd., a corporation organized under the laws of the PRC (“BYTOC”).

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

Kashi Jinju Colour Printing Packaging Co. LTD.

On May 12, 2015, the Company, by and through its wholly-owned subsidiary, Xing Rui signed a definitive Letter of Intent with the stockholders of Kashi Jinju Colour Printing Packaging Co. LTD., a PRC corporation ("Kashi Jinju") which manufactures cardboard boxes. The stockholders of Kashi Jinju and the Company intend to enter into a share exchange, wherein the stockholders of Kashi Jinju will exchange 80% of the issued and outstanding shares of stock of Kashi Jinju for 32,000,000 shares of the Company’s common stock.  As of October 31, 2016, the Company and Kashi Jinju are still working towards satisfying conditions of the Letter of Intent, including regulatory approvals and licensing in the PRC, which are required to close the transaction.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended October 31, 2016, together with notes thereto, which are included in this report.

Results of Operations

During the three-month period ended October 31, 2016, the Company generated revenues of $15,712,231 with $15,616,456 cost of goods sold, incurred operating expenses of $175,973, other income of $77,528 and other expenses of $22,371, and had a net loss of $25,041. During the nine-month period ended October 31, 2016, the Company generated revenues of $62,824,020 with $62,419,608 cost of goods sold, incurred operating expenses of $575,844, other income of $77,528 and other expenses of $2,011,691, and had a net loss of $2,107,941.

The following table provides selected financial data about our company for the period ended October 31, 2016 and the year ended January 31, 2016.

Balance Sheet Data	October 31,	January 31,
	2016	2016
Cash	$36,588	$226,638
Total Assets	$35,112,567	$31,063,457
Total Liabilities	$28,730,004	$22,519,828
Stockholders’ Equity	$6,382,563	$8,543,629

For the three months ended October 31, 2016 and October 31, 2015

The following summary of our results of operations, for the three-months ended October 31, 2016 and 2015.

	Three Months Ended
	October 31,
	2016	2015

REVENUE	$15,712,231	$-
COST OF GOODS SOLD	15,616,456	-
GROSS PROFIT	95,775	-

OPERATING EXPENSES
General and administrative	160,962	-
Professional fees	15,011	21,166
Total Operating Expenses	175,973	21,166

LOSS FROM OPERATIONS	(80,198)	(21,166)

OTHER INCOME
Other income	77,528	-

OTHER EXPENSE
Goodwill impairment	-	(4,005,224)
Interest expense	(22,371)	-
Total Other Expenses	(22,371)	4,005,224

LOSS BEFORE INCOME TAXES	(25,041)	(4,026,390)
Provision for income taxes	-	-

NET LOSS	$(25,041)	$(4,026,390)

The following summary of comprehensive loss, for the three-months ended October 31, 2016 and 2015.

	Three months ended
	October 31,
	2016	2015
Net loss	$(25,041)	$(4,026,390)
Other comprehensive loss net of tax:
Foreign currency translation adjustments	(92,757)	(1,575)
Total comprehensive loss	$(117,798)	$(4,027,965)

Revenues

The Company generated revenues of $15,712,231, and $0 during the three months ended October 31, 2016 and October 31, 2015, respectively. The increase in revenue was attributed to BYTOC acquired by the Company during the three months ended October 31, 2016.

Operating expenses

For the three months ended October 31, 2016, total operating expenses were $175,973, which included professional fees in the amount of $15,011 and general and administrative expenses of $160,962. For the three months ended October 31, 2015, total operating expenses were $21,166, which included professional fees in the amount of $21,166. The increase in general and administrative expenses was primarily related to increase in the scale of operation of the Company.

Other income

During the three months ended October 31, 2016 and 2015, the Company recognized other income of $77,528 and $0, respectively.

Interest expense

During the three months ended October 31, 2016 and 2015, the Company recognized interest expense of $22,371 and $0, respectively.

Goodwill impairment

During the three months ended October 31, 2016 and 2015, the Company recognized a goodwill impairment of $0 and $4,005,224, respectively.

Net loss

For the three months ended October 31, 2016, the Company had a net loss of $25,041, as compared to a net loss for the three months ended October 31, 2015 of $4,026,390.

Comprehensive income loss

For the three months ended October 31, 2016, the Company had other comprehensive loss of $92,757 as foreign currency translation adjustment. For the three months ended October 31, 2015, the Company had other comprehensive loss of $1,575 as foreign currency translation adjustment.

For the nine months ended October 31, 2016 and October 31, 2015

The following summary of our results of operations, for the nine months ended October 31, 2016 and 2015.

	Nine Months Ended
	October 31,
	2016	2015

REVENUE	$62,824,020	$-
COST OF GOODS SOLD	62,419,608	-
GROSS PROFIT	404,412	-

OPERATING EXPENSES
General and administrative	503,279	7,150
Professional fees	72,565	71,932
Total Operating Expenses	575,844	79,082

LOSS FROM OPERATIONS	(171,432)	(79,082)

OTHER INCOME
Other income	77,528	-

OTHER EXPENSE
Other expense	(3,958)	-
Impairment loss of investment	(1,907,308)	-
Goodwill impairment	-	(4,005,224)
Interest expense	(100,425)	-
Equity loss on unconsolidated affiliate investment	-	(30,692)
Total Other Expenses	(2,011,691)	(4,035,916)

LOSS BEFORE INCOME TAXES	(2,105,595)	(4,114,998)
Provision for income taxes	(2,346)	-

NET LOSS	$(2,107,941)	$(4,114,998)

The following summary of comprehensive loss, for the nine-months ended October 31, 2016 and 2015.

	Nine Months Ended
	October 31,
	2016	2015
Net loss	$(2,107,941)	$(4,114,998)
Other comprehensive loss net of tax:
Unrealized loss on available-for-sale investments net of tax benefit	-	(62,000)
Foreign currency translation adjustments	(194,634)	(1,575)
Total comprehensive loss	$(2,302,575)	$(4,178,573)

Revenues

The Company generated revenues of $62,824,020 and $0 during the nine months ended October 31, 2016 and October 31, 2015, respectively. The increase in revenue was attributed to BYTOC acquired by the Company during the nine months ended October 31, 2016.

Operating expenses

For the nine months ended October 31, 2016, total operating expenses were $575,844, which included professional fees in the amount of $72,565 and general and administrative expenses of $503,279. For the nine months ended October 31, 2015, total operating expenses were $79,082, which included professional fees in the amount of $71,932 and general and administrative expenses of $7,150. The increase in general and administrative expenses was primarily related to increase in the scale of operation of the Company while the increase in professional fees was primarily related to the Company’s ongoing regulatory requirements.

Other income

During the nine months ended October 31, 2016 and 2015, the Company recognized other income of $77,528 and $0, respectively.

Interest expense

During the nine months ended October 31, 2016 and 2015, the Company recognized interest expense of $100,425 and $0, respectively.

Loss on investment

During the nine months ended October 31, 2016, the Company recognized an impairment loss on investment of $1,907,308. During the period ended October 31, 2016, the Company determined the investment in Worx did not have value and completely wrote down the investment. During the nine months ended October 31, 2015, the Company recognized $30,692 loss from its investment in Worx based on its proportionate share of Worx’s net loss during March 20, 2015 to April 30, 2015. Investment loss from May 1, 2015 to October 31, 2015 was not recognized since on May 1, 2015, the Company lost significant influence on Worx and equity method was suspended and the cost method was applied.

Goodwill impairment

During the nine months ended October 31, 2016 and 2015, the Company recognized a goodwill impairment of $0 and $4,005,224, respectively.

Net loss

For the nine months ended October 31, 2016, the Company had a net loss of $2,107,941, as compared to a net loss for the nine months ended October 31, 2015 of $4,114,998.

Comprehensive loss

For the nine months ended October 31, 2016, the Company had other comprehensive loss of $194,634 as foreign currency translation adjustment. For the nine months ended October 31, 2015, the Company also had a proportionate unrealized loss from Worx’s investment held for sale of $62,000, as indicated in the statement of other comprehensive income and other comprehensive loss of $1,575 as foreign currency translation adjustment.

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

Liquidity and Capital Resources

Working Capital

	As of	As of
	October 31,	January 31,
	2016	2016
Current Assets	$32,996,331	$26,957,038
Current Liabilities	28,730,004	$22,519,828
Working Capital	$4,266,327	$4,437,210

Cash Flows

	Nine Months Ended
	October 31,
	2016	2015
Cash Flows from(used in) Operating Activities	$2,932,539	$(2,801)
Cash Flows used in Investing Activities	-	(1,300,000)
Cash Flows from (used in) Financing Activities	(2,989,577)	7,524
Effects on changes in foreign exchange rate	(133,012)	(1,575)
Net Decrease in Cash During Period	$(190,050)	$(1,296,852)

As at October 31, 2016, the Company's cash balance was $36,588 compared to $226,638 as at January 31, 2016. The decrease in cash was primarily due to operating losses associated with the business operations of BYOTC during the nine months ended October 31, 2016.

As at October 31, 2016, the Company had current assets of $32,996,331 compared with current assets of $26,957,038 as at January 31, 2016 and as at October 31, 2016, the Company had current liabilities of $28,730,004 compared with current liabilities of $22,519,828 as at January 31, 2016. The increase was primarily attributed from the increase in receivables and payables of BYTOC.

As at October 31, 2016, our company had a working capital of $4,266,327 compared with working capital of $4,437,210 as at January 31, 2016. The decrease in working capital was primarily attributed to the decrease in accounts receivable of $7,740,169 and increase in accounts payable and accrued liabilities of $22,747,409 and the decrease in prepaid expense and deposits of $1,655,187 and decrease deposits received of $13,496,941.

Cash Flow from Operating Activities

During the nine months ended October 31, 2016, our company provided $2,932,539 in cash from operating activities compared to cash used by operating activities of $2,801 during the nine months ended October 31, 2015.

Cash Flow from Investing Activities

During the nine months ended October 31, 2016, our company used $0 cash for investing activities compared to $1,300,000 cash used for investment of Worx during the nine months ended October 31, 2015.

Cash Flow from Financing Activities

During the nine months ended October 31, 2016, our company repaid loans of $2,993,364 and received $68,865 from related parties and repaid $65,078. During 2015, the Company had loans from related parties of $5,461 and $2,063 from investment.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended October 31, 2016, we did not issue any unregistered shares of common stock.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
101*	Interactive Data File (Form 10-Q for the period ended October 31, 2016 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

RESORT SAVERS, INC.
(Registrant)

Dated: December 20, 2016	/s/ Zhou Gui Bin
Zhou Gui Bin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: December 20, 2016	/s/ Zhou Wei
Zhou Wei
Chie Financial Officer, Secretary, Treasurer and Director
(Principal Financial and Accounting Officer)

