Form 10-K
period 2017-01-31
Resort Savers, Inc.
filed 2017-05-16
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-55319

RESORT SAVERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-1993448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 10-2-4B, Jin Di Shang Tang Garden, Long Hua Xin Qu Shang Tang Road

Shenzhen, Guang Dong, the People’s Republic of China 518000

(Address of principal executive office)

Registrant’s telephone number, including area code: 0086-0755-23106825

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of Each Class	Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is an “emerging growth company” as defined in Section 2(a) of the Securities Act and Section 3(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $24,783,151 as of July 31, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 74,976,241 shares as of May 12, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “Resort Savers”, “we,” “us” or “our” are to Resort Savers, Inc.

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

Worx America, Inc.

From January 2015 through March 2015, the Company, by and through its wholly owned subsidiary, Xing Rui International Investment Holding Group Co., Ltd., a Seychelles corporation (“Xing Rui”), acquired 20,068,750 common shares of Worx America, Inc. (“Worx”), a private company based in Houston, Texas, in exchange for $1,650,000 cash and 1,000,000 shares of common stock of BRI with a value of $350,000 were paid by the Company to Worx in exchange of 20,068,750 common shares of Worx, representing 20% of Worx’s the then issued and outstanding voting common stock on a fully converted and diluted basis. More specifically, (i) on January 28, 2015, $350,000 cash was paid by the Company to Worx in exchange of 5,403,728 common shares of Worx and (ii) on March 20, 2015, $1,300,000 cash and 1,000,000 shares of common stock of BRI with a value of $350,000 were paid by the Company to Worx in exchange of 14,665,022 common shares of Worx. This investment was accounted for under equity method with initial cost of $2,000,000.

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

Kashi Jinju Colour Printing Packaging Co. LTD.

On May 12, 2015, the Company, by and through its wholly-owned subsidiary, Xing Rui signed a definitive Letter of Intent with the stockholders of Kashi Jinju Colour Printing Packaging Co. LTD., a PRC corporation (“Kashi Jinju”) which manufactures cardboard boxes. The stockholders of Kashi Jinju and the Company intend to enter into a share exchange, wherein the stockholders of Kashi Jinju will exchange 80% of the issued and outstanding shares of stock of Kashi Jinju for 32,000,000 shares of the Company’s common stock. As of January 31, 2016, the Company and Kashi Jinju are still working towards satisfying conditions of the Letter of Intent, including regulatory approvals and licensing in the PRC, which are required to close the transaction.

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

Competitive Business Conditions and Strategy; Resort Savers’ Position in the Industry

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

Number of Employees

Resort Savers has 10 full-time employees and we do not anticipate hiring more employees in the near future. Our officers and directors are donating their time and are committed to developing our company and a revenue stream. We engaged an independent contractor to design and develop our website. We also intend to do so to develop a reservation system, and manage our internet marketing efforts.

Reports to Security Holders

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports and other electronic information regarding Resort Savers, Inc. and filed with the SEC at http://www.sec.gov.

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

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Resort Savers’ principal business and corporate address is No. 10-2-4B, Jin Di Shang Tang Garden, Long Hua Xin Qu Shang Tang Road, Shenzhen, Guang Dong, China 518000; the telephone number is 0086-0755-23106825. Other than this mailing address, the Company does not currently maintain any physical or other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as this address is used virtually full-time by activities of a shareholder of the Company.

We do not currently have any investments or other interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not traded on any exchange, but is currently available for trading in the over-the-counter market and is quoted on the OTCQB operated by the OTC Markets Group, Inc. under the symbol “RSSV.” Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

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

Trades in our common stock may be subject to Rule 15g-9 of the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our common stock. As a result of these rules, investors may find it difficult to sell their shares.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Markets Group, since approval for our quotation on April 7, 2014. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
January 31, 2017	$0.70	$0.50
October 31, 2016	$0.51	$0.32
July 31, 2016	$0.42	$0.23
April 30, 2016	$0.50	$0.23

Quarter Ended	High	Low
January 31, 2016	$0.67	$0.36
October 31, 2015	$0.83	$0.60
July 31, 2015	$0.83	$0.42
April 30, 2015	$0.73	$0.45

Quarter Ended	High	Low
January 31, 2015	$0.45	$0.30
October 31, 2014	$0.40	$0.003
July 31, 2014	$0.003	$0.003
May 30, 2014	$0.003	$0.003

On May 12, 2017, the closing price of our common stock as reported by the OTC Markets was $0.377 per share.

As of May 12, 2017, there were 244 stockholders of record and an aggregate of 74,976,241 shares of our common stock were issued and outstanding.

Dividend Policy

The Company does not anticipate paying dividends on the common stock at any time in the foreseeable future. The Company’s Board of Directors currently plans to retain earnings for the development and expansion of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Worx America, Inc.

From January 2015 through March 2015, the Company, by and through its wholly owned subsidiary, Xing Rui, acquired 20,068,750 common shares of Worx, in exchange for $1,650,000 cash and 1,000,000 shares of common stock of BRI with a value of $350,000 were paid by the Company to Worx in exchange of 20,068,750 common shares of Worx, representing 20% of Worx’s the then issued and outstanding voting common stock on a fully converted and diluted basis. More specifically, (i) on January 28, 2015, $350,000 cash was paid by the Company to Worx in exchange of 5,403,728 common shares of Worx and (ii) on March 20, 2015, $1,300,000 cash and 1,000,000 shares of common stock of BRI with a value of $350,000 were paid by the Company to Worx in exchange of 14,665,022 common shares of Worx. This investment was accounted for under equity method with initial cost of $2,000,000.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2017.

Description of Securities

Authorized Capital Stock

Our authorized capital stock consists of 1,000,000,000 shares of common stock, par value $0.0001 per share, and 15,000,000 shares of preferred stock, par value $0.0001.

Common Stock

As of May 12, 2017, 74,976,241 shares of common stock, held by 244 stockholders, were issued and outstanding. Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Item 6. Selected Financial Data.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Worx America, Inc.

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

Results of Operations

We have generated revenues of $94,804,190 and have incurred $97,008,699 in expenses through the year ended January 31, 2017.

The following table provides selected financial data about our company as at January 31, 2017 and 2016.

Balance sheet Data:

	January 31, 2017	January 31, 2016

Cash	$52,593	$226,638
Total Assets	$71,967,890	$31,063,457
Total Liabilities	$65,667,635	$22,519,828
Stockholders’ Equity	$6,300,255	$8,543,629

As at January 31, 2017, our current assets were $69,886,272 and our current liabilities were $65,667,635, which resulted in working capital of $4,218,637. As at January 31, 2017, current assets were comprised of $52,593 in cash, $43,054,811 in accounts receivable, $20,502 in prepaid expenses and deposits, $26,747,696 in due from related parties and $10,670 in other receivables as compared to $226,638 in cash, $11,587,570 in accounts receivable, $1,678,461 in prepaid expenses and deposits, $13,460,240 in amount due from related parties and $4,129 in other receivables at January 31, 2016. At January 31, 2017, current liabilities were comprised of $1,046,628 in accounts payable, $1,046,160 in short-term loans, $63,551,575 in amounts due to related parties, $9,289 in tax payable, and $13,983 in other payables as compared to $5,688,536 in accounts payable, $3,080,000 in short-term loans, $13,496,941 in deposits received, $241,894 in amounts due to related parties, $11,163 in tax payable, and $1,294 in other payables at January 31, 2016. Stockholders’ equity was $6,300,255 as of January 31, 2017, as compared to $8,543,629 as of January 31, 2016.

The following summary of our results of operations, for the years ended January 31, 2017 and January 31, 2016, should be read in conjunction with our financial statements, as included in this annual report on Form 10-K.

	Year Ended
	January 31,
	2017	2016

REVENUE	$94,804,190	$-
COST OF GOODS SOLD	94,247,019	-
GROSS PROFIT	557,171	-

OPERATING EXPENSES
General and administrative	664,343	36,030
Professional fees	85,771	146,667
Total Operating Expenses	750,114	182,697

LOSS FROM OPERATIONS	(192,943)	(182,697)

OTHER INCOME
Other income	77,528	-

OTHER EXPENSE
Other expense	(3,958)	-
Impairment loss of investment	(1,907,308)	-
Goodwill impairment	-	(4,005,224)
Interest expense	(100,300)	-
Equity loss on unconsolidated affiliate investment	-	(92,692)
Total Other Expenses	(2,011,566)	(4,097,916)

LOSS BEFORE INCOME TAXES	(2,126,981)	(4,280,613)
Provision for income taxes	(5,454)	-

NET LOSS	$(2,132,435)	$(4,280,613)

Revenues

We generated revenues of $94,804,190 and $0 during the years ended January 31, 2017 and 2016, respectively. The increase in revenue was due to the acquisition of Tieshan Oil on January 29, 2016. All revenue of Tieshan Oil before the date of acquisition was excluded in the financial statements.

Operating Expenses

Operating expenses for the year ended January 31, 2017, increased to $750,114 by $567,417 from $182,697 for the year ended January 31, 2016. The increase in expenses can be attributed to increased general and administrative expenses. The increase in general and administrative expenses was primarily related to increase in the scale of operation of the Company.

Other income

During the year ended January 31, 2017 and 2016, the Company recognized other income of $77,528 and $0, respectively.

Other Expenses

Other expenses for the year ended January 31, 2017 were $2,011,566 as compared to $4,097,916 for the year ended January 31, 2016. The other expenses for the year ended January 31, 2017 can be attributed to $1,907,308 in impairment loss on investment, $100,300 in interest expense and $3,958 in other expenses. The other expenses for the year ended January 31, 2016 can be attributed to $4,005,224 in goodwill impairment and $92,692 in equity loss on unconsolidated affiliate investment.

Net Loss

Net losses for the year ended January 31, 2017, decreased to $2,132,435 by $2,148,178 from $4,280,613 for the year ended January 31, 2016. The decrease in net losses can be attributed to the presence of gross profit of $557,171 and absence of goodwill impairment of $4,005,224, partially off set by the impairment loss of investment of $1,907,308.

Liquidity and Financial Condition

Working Capital

	January 31,	January 31,
	2017	2016	Increase
Current Assets	$69,886,272	$26,957,038	$42,929,234
Current Liabilities	65,667,635	22,519,828	43,147,807
Working Capital	$4,218,637	$4,437,210	$(218,573)

Cash Flows

	Year Ended	Year Ended
	January 31,	January 31,
	2017	2016
Net Cash Provided by (Used in) Operating Activities	$1,915,897	$(238,692)
Net Cash Used in Investing Activities	-	(1,084,421)
Net Cash Provided by Financing Activities	(1,899,998)	241,894
Effect of changes in foreign exchange rate	(189,944)	7,857
Net Increase (Decrease) in Cash During the Year	$(174,045)	$(1,073,362)

Cash Flow from Operating Activities

During the year ended January 31, 2017, our company generated $1,915,897 in cash from operating activities compared to the use of $238,692 of cash for operating activities during the year ended January 31, 2016. The increase in cash from operating activities was primarily attributed to an increase in amount due to related parties of $63,270,068, partially offset by increase in amount due from related party of $13,287,456, increase in accounts receivable of $31,467,241, decrease in accounts payable of $4,641,908 and decrease in deposits received of $13,496,941.

Cash Flow from Investing Activities

During the year ended January 31, 2017 and 2016, we used $0 and $1,084,421, respectively, consisting of $1,300,000 in investment in Worx and $215,579 in cash received through business acquisition.

Cash Flow from Financing Activities

During the year ended January 31, 2017, our company used $1,899,998 in cash in financing activities, consisting of $96,899 in loans from related parties, $1,046,160 in proceeds from short-term loan, $2,993,364 in payment of short-term loan and $49,693 in repayments of loans from related parties, compared to cash provided by financing activities of $241,894 for the year ended January 31, 2016, consisting of $241,894 loan from related parties.

Plan of Operation

Since the inception of the Company, we have incurred significant losses and relied upon capital raised from affiliates and third parties. The Company makes investments and acquisitions into sound, transparent markets and industries throughout the world. In China, the Company has invested in companies with innovative and market-ready petroleum industry technologies for potential installation and distribution throughout the Greater China market.

Amuli has purchased equipment and is currently expanding its production facilities that are forecasted to generate sales and profits in 2017. In light of our recent investment in Worx and acquisitions of BYTOC and Amuli, we anticipate generating revenues from the operations of such entities during the next 12 months. Notwithstanding, in light of our ongoing expenses, our management cannot provide any assurances that such revenue will be sufficient to cover all of our expenses or that our Company will ever operate profitably.

During the next year of operations, our officers and directors will also provide their labor at no charge. We have hired 10 staff and do not anticipate hiring any more staff in the next 12 months of operation.

We are a public entity, subject to the reporting requirements of the Exchange Act. We will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these accounting, legal and other professional costs would be a minimum of $250,000 in the next year and will be higher, in the following years, if our business volume and activity increases. Increased business activity could greatly increase our professional fees for reporting requirements and this could have a significant impact on future operating costs. The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

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

Liquidity and Capital Resources

Our financial statements from June 25, 2012 (date of inception) through the period ended January 31, 2017, reported revenues of $94,804,190 and accumulated deficit of $4,816,615.

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

Years ended January 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 To the Board of Directors and Stockholders of Resort Savers, Inc.

(Incorporated in the State of Nevada, United States of America)

We have audited the accompanying consolidated balance sheets of Resort Savers, Inc. and its subsidiaries as of January 31, 2017 and January 31, 2016, and the consolidated statements of operations, the consolidated statements of stockholders’ equity, and the consolidated statements of cash flows for the years ended January 31, 2017 and January 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit from its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resort Savers, Inc. and its subsidiaries as of January 31, 2017 and January 31, 2016, and the consolidated results of its operations and its cash flows for the years ended January 31, 2017 and January 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has not yet had sufficient revenues to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anthony Kam & Associates Limited

Anthony Kam & Associates Limited

Certified Public Accountants

May 15, 2017

Hong Kong, China

RESORT SAVERS, INC.

Consolidated Balance Sheets

	January 31,	January 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$52,593	$226,638
Accounts receivable	43,054,811	11,587,570
Other receivable	10,670	4,129
Prepaid expenses and deposits	20,502	1,678,461
Amount due from related parties	26,747,696	13,460,240
Total Current Assets	69,886,272	26,957,038
Equipment, net	101,831	219,324
Investment	-	1,907,308
Goodwill	1,979,787	1,979,787
TOTAL ASSETS	$71,967,890	$31,063,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,046,628	$5,688,536
Short-term loan	1,046,160	3,080,000
Deposits received	-	13,496,941
Due to related parties	63,551,575	241,894
Tax payable	9,289	11,163
Other current payable	13,983	1,294
Total Current Liabilities	65,667,635	22,519,828
TOTAL LIABILITIES	65,667,635	22,519,828

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 74,976,241 shares issued and outstanding	7,498	7,498
Contingently issuable common stock	-	120
Contingent liability on issuable common stock	-	687,000
Additional paid-in capital	8,154,755	7,320,287
Accumulated deficit	(4,816,615)	(2,764,063)
Accumulated other comprehensive income (loss)	(130,218)	416
Total Resort Savers, Inc. stockholders’ equity	3,215,420	5,251,258
Non-controlling interest	3,084,835	3,292,371
Total equity	6,300,255	8,543,629
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,967,890	$31,063,457

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Operations and Other Comprehensive Income

	Year Ended
	January 31,
	2017	2016

Revenue	$94,804,190	$-
Cost of goods sold	94,247,019	-
Gross Profit	557,171	-

Operating Expenses
General and administrative	664,343	36,030
Professional fees	85,771	146,667
Total Operating Expenses	750,114	182,697

Loss From Operations	(192,943)	(182,697)

Other Income
Other income	77,528	-

Other Expense
Other expense	(3,958)	-
Impairment loss of investment	(1,907,308)	-
Goodwill impairment	-	(4,005,224)
Interest expense	(100,300)	-
Equity loss on unconsolidated affiliate investment	-	(92,692)
Total Other Expenses	(2,011,566)	(4,097,916)

Loss Before Income Taxes	(2,126,981)	(4,280,613)
Provision for income taxes	(5,454)	-

Net Loss	(2,132,435)	(4,280,613)
Net loss attributable to the non-controlling interest	79,883	1,608,201
Net Loss Attributable To The Shareholders Of Resort Savers, Inc.	$(2,052,552)	$(2,672,412)

Other Comprehensive Income (Loss)
Unrealized loss on available-for-sale investments net of tax benefit	$-	$(62,000)
Realized loss on available-for-sale investments net of tax benefit	-	62,000
Foreign currency translation adjustments	(258,287)	694
Total Comprehensive Loss	(2,390,722)	(4,279,919)
Comprehensive loss attributable to the non-controlling interest	207,536	1,607,923
Total Comprehensive Loss Attributable To The Shareholders Of Resort Savers, Inc.	$(2,183,186)	$(2,671,996)

Basic and Diluted Loss per Common Share	$(0.03)	$(0.06)
Basic and Diluted Weighted Average Common Shares Outstanding	74,976,241	67,848,549

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Contingently Issuable	Contingently Liability on Issuable	Additional		Accumulated Other		Total
	Number of Shares	Amount	Common Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Noncontrolling Interest	Stockholders’ Equity
Balance - January 31, 2015	62,121,360	$6,212	$-	$-	$1,728,024	$(91,651)	$-	$-	$1,642,585
Issuance of shares for cash	5,020,955	502	-	-	349,498	-	-	-	350,000
Issuance of shares for investment of Amuli	3,033,926	304	-	-	2,399,696	-	-	1,600,000	4,000,000
Issuance of shares for investment of Tieshan Oil	4,800,000	480	-	-	2,747,520	-	-	3,300,294	6,048,294
Contingently issuable common shares for investment of Tieshan Oil	-		120	687,000	(120)	-	-	-	687,000
Debt forgiven by related parties	-	-	-	-	95,669	-	-	-	95,669
Net loss	-	-	-	-	-	(2,672,412)	-	(1,608,201)	(4,280,613)
Other comprehensive income	-	-	-	-	-	-	416	278	694
Balance - January 31, 2016	74,976,241	7,498	120	687,000	7,320,287	(2,764,063)	416	3,292,371	8,543,629
Cancellation of contingently issuable common share for investment of Tieshan Oil	-	-	(120)	(687,000)	687,120	-	-	-	-
Debt forgiven by related parties	-	-	-	-	147,348	-	-	-	147,348
Net loss	-	-	-	-	-	(2,052,552)	-	(79,883)	(2,132,435)
Other comprehensive income	-	-	-	-	-	-	(130,634)	(127,653)	(258,287)
Balance - January 31, 2017	74,976,241	$7,498	$-	$-	$8,154,755	$(4,816,615)	$(130,218)	$3,084,835	$6,300,255

 ”Amuli” stands for Shenzhen Amuli Industrial Development Company Limited

“Tieshan Oil” stands for Beijing Yandong Tieshan Oil Products Co., Ltd.

These two companies have no official English names. The English names used are translated only.

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Cash Flows

	Year Ended
	January 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,132,435)	$(4,280,613)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	102,262	4,804
Equity loss on unconsolidated affiliate investment	-	92,692
Impairment loss of investment	1,907,308	-
Goodwill impairment	-	4,005,224
Changes in operating assets and liabilities:
Amount due from related party	(13,287,456)	-
Accounts receivable	(31,467,241)	-
Other receivable	(6,541)	-
Prepaid expenses and deposits	1,657,959	-
Accounts payable	(4,641,908)	(60,799)
Amount due to related party	63,270,068	-
Deposits received	(13,496,941)	-
Tax payable	(1,874)	-
Other payable	12,696	-
Net cash provided by (used in) operating activities	1,915,897	(238,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received through business acquisition	-	215,579
Investment in Worx	-	(1,300,000)
Net cash used in investing activities	-	(1,084,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of short-term loan	(2,993,364)	-
Proceeds from short-term loan	1,046,160	-
Loans from related parties	96,899	241,894
Repayments of loans from related parties	(49,693)	-
Net cash provided by (used in) financing activities	(1,899,998)	241,894

Effects on changes in foreign exchange rate	(189,944)	7,857

Net decrease in cash and cash equivalents	(174,045)	(1,073,362)
Cash and cash equivalents - beginning of year	226,638	1,300,000
Cash and cash equivalents - end of year	$52,593	$226,638

Supplemental Cash Flow Disclosures
Cash paid for interest	$100,300	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Investment in Worx - Borneo shares	$-	$350,000
Common Stock issued for the acquisition of Shenzhen Amuli Development Company Limited	$-	$2,400,000
Common Stock issued for the acquisition of Beijing Yandong Tieshan Oil Products Co., Ltd.	$-	$3,435,000
Related party debt forgiven	$147,348	$95,669
Unrealized loss on available-for-sale securities	$-	$(62,000)
Realized loss on available-for-sale securities	$-	$62,000
Cancellation of contingently issuable common share for investment of Tieshan Oil	$687,120	$-

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.

Notes to the Consolidated Financial Statements

January 31, 2017 and 2016

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States and presented in US dollars.

Principles of Consolidation

At January 31, 2017, the principal subsidiaries of the Company were listed as follows:

Entity Name	Acquisition Date	Ownership	Jurisdiction	Investments Held By	Nature of Operation	Fiscal Year
Xing Rui International Investment Holding Group Co., Ltd. (“Xing Rui”)	December 22, 2014	100%	Seychelles	Resort Savers	Holding Company	January 31,
Xing Rui International Investment Group Ltd. (“Xin Rui HK”)	December 22, 2014	100%	Hong Kong, the PRC	Xing Rui	Holding Company	January 31,
Huaxin Changrong (Shenzhen) Technology Service Co., Ltd. (“Huaxin”) *	August 27, 2015	100%	the PRC	Xing Rui	Holding Company	December 31,
Shenzhen Amuli Industrial Development Company Limited (“Amuli”) *	October 1, 2015	60%	the PRC	Huaxin	Beverage Producer	December 31
Beijing Yandong Tieshan Oil Products Co., Ltd. (“Tieshan Oil”) *	January 29, 2016	51%	the PRC	Huaxin	Trading of oil products	December 31,

____________

*	There were no significant transactions of Huaxin, Amuli and Tieshan Oil between January 1, 2017 and January 31, 2017. These three companies have no official English names. The English names used are translated only.

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

The Company’s functional currency and reporting currency is the U.S. dollar, subsidiaries’ functional currency is the Chinese Yuan Renminbi (“CNY”) and Hong Kong Dollar (“HKD”).

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

•         Monetary assets and liabilities at exchange rates in effect at the end of each period

•         Nonmonetary assets and liabilities at historical rates

•         Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•         Assets and liabilities at the rate of exchange in effect at the balance sheet date

•         Equities at historical rate

•         Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	January 31,	January 31,
	2017	2016

Spot RMB: USD exchange rate	$0.1453	$0.1556
Average RMB: USD exchange rate	$0.1452-0.1536	$0.1514
Spot HKD: USD exchange rate	$0.129	$0.129
Average HKD: USD exchange rate	$0.129	$0.129

Business Combinations

In accordance with ASC 805-10, ”Business Combinations,” the Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining noncontrolling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and noncontrolling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or noncontrolling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is re-measured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $52,593 and $226,638 in cash and cash equivalents as at January 31, 2017 and 2016, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least once a year. Provision for doubtful accounts as of January 31, 2017 and 2016 are $0.

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

Tieshan Oil

During the year ended January 31, 2017, one customer accounted for approximately 49% of revenues of Tieshan Oil. During the year ended January 31, 2016, one customer accounted for approximately 80% of revenues of Tieshan Oil.

As of January 31, 2017, two customers accounted for approximately 87% of accounts receivable. As of January 31, 2016, one customers accounted for approximately 76% of accounts receivable. The concentrations of credit risk as of January 31, 2017 was higher than that of January 31, 2016.

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

Investments in Companies Accounted for Using the Equity or Cost Method

In accordance with ASC 320-10, ”Investments – Debit and Equity Securities,” investments in other non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for as the Company is not obligated to provide additional capital. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended.

When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company’s proportionate interest in the investee is reflected in equity as an adjustment to paid-in-capital. The Company evaluates its investments in companies accounted for by the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

Goodwill

The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, the Company calculates the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. During the year ended January 31, 2017, no impairment is considered to be required for goodwill. During the year ended January 31, 2016, $4,005,224 goodwill on Amuli was considered fully impaired and written off by the Company.

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended January 31, 2017 and 2016, the Company did not impair any long-lived assets except goodwill on Amuli mentioned above.

Related Party

The Company follows ASC 850, ”Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, ”Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at January 31, 2017 and January 31, 2016.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Commitments and Contingencies

The Company follows ASC 450-20, ”Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2017 and January 31, 2016.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation for comparative purposes.

The Company has made certain reclassification adjustment to the previously reported consolidated financial statements. This adjustment does not relate to the correction of misstatements. This reclassification has no effect on previously reported results of operations or loss per share.

The Company previously reported the amount due from a related party of $13,460,240 within the accounts receivable as of January 31, 2016. The Company is now presenting amount due from related parties. The amount due from related party of $13,460,240 has been reclassified accordingly. See Note 14.

	As of January 31, 2016
	As Previously	Reclassification
	Reported	Adjustment	As Reported
ASSETS
Current Assets
Cash and cash equivalents	$226,638	$-	$226,638
Accounts receivable	25,047,810	(13,460,240)	11,587,570
Other receivable	4,129	-	4,129
Prepaid expenses and deposits	1,678,461	-	1,678,461
Amount due from related parties	-	13,460,240	13,460,240
Total Current Assets	$26,957,038	$-	$26,957,038

Recent Accounting Pronouncements

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, ”Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company is currently evaluating the potential impact that the adoption of this ASU may have on its financial statements.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, ”Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the potential impact that the adoption of this ASU may have on its financial statements.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

NOTE 5 – ACCOUNTS RECEIVABLES

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of January 31, 2017 and 2016. No bad debts were written off for the year ended January 31, 2017 and 2016. The Company’s accounts receivable consists only trade receivables from customers which are unrelated to the Company. Trade receivables from customers which are related to the Company are categorized in amount due from related parties (Note 14). As at January 31, 2017 and 2016, the Company had accounts receivable of $43,054,811 and $11,587,570, respectively.

Aging analysis of accounts receivable is as follows:

	January 31,	January 31,
	2017	2016
0 - 30 days	$-	$1,119,564
30 - 60 days	20,760,211	-
Within 1 year	5,607,879	-
Over 1 year	16,686,721	10,468,006
	$43,054,811	$11,587,570

NOTE 6 – PREPAYMENTS

The prepayments of $20,502 and $1,678,461 as at January 31, 2017 and 2016, respectively, were mainly made to the major suppliers of the Company to secure the supply of the raw materials of the oil segment.

NOTE 7 – EQUIPMENT

Property and equipment at January 31, 2017 and 2016 consist of the following:

	January 31,	January 31,
	2017	2016
Cost:
Machinery	$236,855	$227,115
Less: accumulated depreciation	(135,024)	(7,791)
Equipment, net	$101,831	$219,324

During the years ended January 31, 2017 and 2016, the Company recorded depreciation of $102,262 and $4,804, respectively.

NOTE 8 - INVESTMENT

On December 30, 2014, a stock purchase agreement was concluded between Worx America, Inc.(“Worx”), and Xing Rui, giving RSSV 20% common equity interest in Worx, a Houston, TX based Research and Development Company. The acquisition was closed on March 20, 2015.

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

During the year ended October 31, 2016, the Company did not receive any investment income from Worx.

On June 6, 2016, Worx sold all of its assets (“Asset Sale”), including, but not limited to, its technologies and intellectual property, to Bay WorxRail, LLC (“Bay WorxRail”) for $1,000,000 (“Purchase Price”), subject to a holdback of $250,000 of the Purchase Price, pursuant to the terms set forth in that certain Asset Purchase Agreement, dated June 6, 2016, among Worx, Bay WorxRail, and Michael Zilai, as majority stockholder of Worx. The Company reviewed Worx’s financial condition at July 31, 2016 and concluded that as a result of the Asset Sale there is a 100% impairment loss related to the Company’s investment in Worx, and recorded an impairment loss of $1,907,308, for the year ended January 31, 2017. As at January 31, 2017 and 2016, the Company’s carrying value of its Worx investment was $0 and $1,907,308, respectively.

NOTE 9 – GOODWILL

On January 29, 2016, the Company recognized goodwill of $1,979,787 on the acquisition of Tieshan Oil. The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance, indicate reporting unit carrying values may exceed their fair values. The Company recognized a goodwill impairment of $0 and $4,005,224 during the year ended January 31, 2017 and 2016, respectively.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the followings:

	January 31,	January 31,
	2017	2016
Accounts payable (to third party suppliers)	$1,002,579	$5,629,306
Accrued expenses (to third party service providers)	40,954	58,244
Payroll payable	3,095	986
	$1,046,628	$5,688,536

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

During the year ended January 31, 2017, the Company fully repaid the loan of $3,080,000 (RMB 20,000,000). The Company also borrowed a loan from a money provider. The amount is denominated in Renminbi of RMB7,200,000. The interest rate is 0.5% per month. RMB2,000,000 is to be repaid in January 2017, RMB200,000 is to be repaid in February 2017 and RMB5,000,000 is to be repaid in June 2017. The loan is secured by 48.83% shares of Tieshan Oil held by Yeung Po Kam.

During the year ended January 31, 2017 and 2016, the Company incurred interest of $100,425 and $0, respectively. On January 31, 2017 and 2016, the Company had a short-term loan balance of $0 and $3,080,000, respectively.

NOTE 12 - DEPOSITS RECEIVED

At January 31, 2017 and 2016, the deposits received from customers was $0 and $13,496,941 respectively. Among $13,496,941, $7,134,483 was received from a customer which was a related company under common control with the Company. All other deposits received were from customers which are unrelated to the Company.

NOTE 13 - STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of January 31, 2017:

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

During the year ended January 31, 2017, there were no issuance of common stock.

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

As at January 31, 2017 and January 31, 2016, the Company had 74,976,241 common shares issued and outstanding, respectively.

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

During the year ended January 31, 2017, the Company cancelled contingently issuance common stock of 1,200,000 shares based on not achieving the certain criteria and recorded as additional paid in capital.

Additional Paid-In Capital

During the year ended January 31, 2017, related parties contributed additional paid-in capital in the amount of $147,348, to fund operating expenses.

During the year ended January 31, 2016, related parties contributed additional paid-in capital in the amount of $95,669, to fund operating expenses.

NOTE 14 – RELATED PARTY TRANSACTIONS

Revenue and receivable

During the year ended January 31, 2017, and 2016 the Company generated revenue from two related parties of $21,128,105 and $0, respectively, which were related companies under common control with the Company.

At January 31, 2017 and 2016, the Company had amount due from related parties of $26,747,696 and $13,460,240, respectively. As of January 31, 2017, it consists of a trade receivable past due within 1 month of $14,091,462 from a related company and a trade receivable past due within 1 year of $12,656,234 from another related company. As of January 31, 2016, it consists of a trade receivable past due within 1 month of $13,460,240 from a related company. All the related companies were customers of the Company and were under common control with the Company.

Accounts payable, other liabilities and loans

At January 31, 2017 and 2016, the Company had accounts payable and accrued liabilities of $63,270,068 and $0 to four related companies under common control with the Company, respectively.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the year ended January 31, 2017, the Company received $96,899 advances from various directors and shareholders and repaid $49,693. At January 31, 2017, the Company owed $12,695 to a director of the Company, $5,203 to a director of Xin Rui HK, $8,352 to directors of Huaxin, $208,406 to directors of Amuli and $46,558 to shareholders of Amuli, for vendor payments made by those directors.

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

As of January 31, 2017 and 2016, Due to related parties consist of the follows;

	January 31,	January 31,
	2017	2016
Accounts payable	$63,259,434	$-
Accrued liabilities	10,634	-
Loan from related party	281,507	241,894
	$63,551,575	$241,894

Employment

The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

Contribution

During the years ended January 31, 2017 and 2016, related parties, who are shareholders of the Company, forgave debt, in the amount of $147,348 and $95,669, respectively for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of January 31, 2017 and 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 16 – INCOME TAXES

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

As of January 31, 2017, the Company has loss carry forwards for US Federal income taxes of approximately $185,100 and for Chinese income taxes of approximately $158,027. US Federal net operating loss carryforwards may be carried forward up to a maximum of 20 years and will begin expiring in 2032. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. Chinese net operating loss carryforwards may be carried forward up to a maximum of 5 years and will begin expiring in 2021. At January 31, 2017 and 2016, Tieshan Oil had $9,289 and $11,163 income tax payable for prior years’ income.

The deferred tax assets created from current and prior year net operating loss carry forwards have been calculated at 34% rate in the United States and the 25% rate in China. Deferred tax assets were comprised of the following as of January 31, 2017 and 2016:

	January 31, 2017	January 31, 2016
NOL carryforward
Total deferred tax asset	$154,819	$90,963
Total deferred tax liabilities	-	-
Less valuation allowance	(154,819)	(90,963)
Net deferred tax asset	$-	$-

The benefit for income taxes differed from the amount computed using the statutory United State tax rate of 34% for January 31, 2017 and 2016 as follows:

	Year Ended January 31,
	2017	2016
Income tax benefit at statutory rate	$(725,028)	$(1,455,408)
Difference in rates	12,687	2,315
Non-deductible expenses	648,485	1,393,291
Change in valuation allowance	63,856	59,802
Income tax benefit	$-	$-

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company’s ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at January 31, 2017. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.

The Company has no uncertain tax positions as of January 31, 2017 and 2016 due to limited nature of its operations. Income taxes for the years ended January 31, 2013 through 2015 remain subject to examination.

NOTE 17 - SEGMENTED INFORMATION

At January 31, 2017, the Company operates in two industry segments, health beverage and oil and gas, and one geographic segment, China, where majority current assets and equipment are located.

Segment assets and liabilities as of January 31, 2017 and 2016 were as follows:

January 31, 2017	Holding Company	Health beverage	Oil and gas	Total Consolidated
Assets
Current assets	$7,205	$33,844	$69,845,223	$69,886,272
Non-current assets	-	83,190	1,998,428	2,081,618
Liabilities
Current liabilities	40,212	268,092	65,359,331	65,667,635
Net assets (liabilities)	$(33,007)	$(151,058)	$6,484,320	$6,300,255

January 31, 2016	Holding Company	Health beverage	Oil and gas	Total Consolidated
Assets
Current assets	$11,680	$1,442	$26,943,916	$26,957,038
Non-current assets	3,887,095	189,029	30,295	4,106,419
Liabilities
Current liabilities	85,621	215,503	22,218,704	22,519,828
Net assets (liabilities)	$3,813,154	$(25,032)	$4,755,507	$8,543,629

Segment revenue and net loss for the years ended January 31, 2017 and 2016 were as follows:

Year Ended January 31, 2017	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$5,341	$-	$94,798,849	$94,804,190
Cost of goods sold	-	-	(94,247,019)	(94,247,019)
Operating expenses	(101,616)	(224,305)	(424,193)	(750,114)
Other income	-	77,528	-	77,528
Other expenses	(1,907,309)	-	(104,257)	(2,011,566)
Provision for income taxes	-	-	(5,454)	(5,454)
Net loss	$(2,003,584)	$(146,777)	$17,926	$(2,132,435)

Year Ended January 31, 2016	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Operating expenses	(162,195)	(20,502)	-	(182,697)
Other expenses	(4,097,916)	-	-	(4,097,916)
Provision for income taxes	-	-	-	-
Net loss	$(4,260,111)	$(20,502)	$-	$(4,280,613)

NOTE 18 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 12, 2015, the Company accepted the resignation of Messineo & Co, CPAs LLC (“M&Co”). M&Co’s report on the financial statements for the year ended April 30, 2014, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

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

On January 12, 2015, the Company engaged Li and Company, PC (“LICO”) of New Jersey, as its new registered independent public accountant. During the years ended April 30, 2014, and prior to January 12, 2015 (the date of the new engagement), the Company did not consult with LICO regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by LICO, in either case where written or oral advice provided by LICO would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Item 304(a)(1)(iv) or item 304(a)(1)(v) of Regulation S-K, respectively).

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

On March 18, 2015, the Company engaged RBSM, LLP (“RBSM”) as its new registered independent public accountants. During the year ended January 31, 2015, and prior to March 18, 2015 (the date of the new engagement), the Company did not consult with RBSM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by RBSM, in either case where written or oral advice provided by RBSM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

On June 18, 2015, the Company was notified of the resignation of its independent public accounting firm, RBSM effective that date. The Company’s Board of Directors accepted the resignation of RBSM upon receipt of the notification and has commenced a search for a new independent accounting firm.

RBSM’s report dated April 30, 2015, on the financial statements of the Company as of and for the fiscal year ended January 31, 2015, contained a modification that such financial statements had been prepared assuming that the Company would continue as a going concern. Except as set forth in the previous sentence, RBSM’s report on the financial statements of the Company as of and for the year ended January 31, 2015, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, procedure or accounting principles.

During the Company’s fiscal year ended January 31, 2015, and the subsequent period through June 18, 2015, there were no disagreements between the Company and RBSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to RBSM’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the Company’s financial statements for such year or period; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

On July 3, 2015, the Company engaged Anthony Kam & Associates, Ltd (“AKAM”) of Hong Kong, as its new registered independent public accountant. During the year ended January 31, 2015, and prior to July 3, 2015 (the date of the new engagement), the Company did not consult with AKAM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by AKAM, in either case where written or oral advice provided by AKAM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of January 31, 2017 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of January 31, 2017.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended January 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Zhou Gui Bin	President, CEO, Director	69	August 11, 2014
Zhou Wei	CFO, Secretary, Treasurer, Director	39	August 11, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each current director, executive officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities (“10% holders”), to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to the Company or written representations from the Company’s directors and executive officers, there are no known incidents of non-compliance for the reporting year.

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

Our board of directors currently consists of two members, Zhou Gui Bin and Zhou Wei. The Board held no formal meetings during the year ended January 31, 2017. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

During the year ended January 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the Company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended January 31, 2017, and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended January 31, 2017.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year

2017 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhou Gui Bin,	2017	0	0	0	0	0	0	0	0
President, CEO, Director	2016	0	0	0	0	0	0	0	0

Zhou Wei	2017	0	0	0	0	0	0	0	0
CFO, Secretary, Treasurer, Director	2016	0	0	0	0	0	0	0	0

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended January 31, 2017.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended January 31, 2017.

Option Exercises and Stock Vested

During our fiscal year ended January 31, 2017, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 12, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 12, 2017. As of May 12, 2017, there were 74,976,241 shares of our company’s common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Zhou Gui Bin No. 10-2-4B, Jin Di Shang Tang Garden, Long Hua Xin Qu Shang Tang Road, Shenzhen, Guang Dong, China 518000	2,367,330	3.16%
Zhou Wei No. 10-2-4B, Jin Di Shang Tang Garden, Long Hua Xin Qu Shang Tang Road, Shenzhen, Guang Dong, China 518000	2,367,330	3.16%
Directors and Executive Officers as a Group (2 persons)	4,734,660	6.32%

5% or greater shareholders
Zong Xin International Investment Holdings Co., LTD Unit 804, Block C, Te Fa He Pin Lane, Big Wave Street, Ming Tong Road, Longwah New District, Shenzhen, China	16,367,340	21.83%
Yang Baojin Beijng Fanshan Yandong Chemical Factory, Zhiu Zhuang Tsuen, Fanshan District, Beijing, China	4,800,000	6.40%

__________

(1) Percentages are calculated based on 74,976,241 shares of our company’s common stock issued and outstanding on May 12, 2017.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Revenue and receivable

During the year ended January 31, 2017, and 2016 the Company generated revenue from two related parties of $21,128,105 and $0, respectively, which were related companies under common control with the Company.

At January 31, 2017 and 2016, the Company had amount due from related parties of $26,747,696 and $13,460,240, respectively. As of January 31, 2017, it consists of a trade receivable past due within 1 month of $14,091,462 from a related company and a trade receivable past due within 1 year of $12,656,234 from another related company. As of January 31, 2016, it consists of a trade receivable past due within 1 month of $13,460,240 from a related company. All the related companies were customers of the Company and were under common control with the Company.

Accounts payable, other liabilities and loans

At January 31, 2017 and 2016, the Company had accounts payable and accrued liabilities of $63,270,068 and $0 to four related companies under common control with the Company, respectively.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the year ended January 31, 2017, the Company received $96,899 advances from various directors and shareholders and repaid $49,693. At January 31, 2017, the Company owed $12,695 to a director of the Company, $5,203 to a director of Xin Rui HK, $8,352 to directors of Huaxin, $208,406 to directors of Amuli and $46,558 to shareholders of Amuli, for vendor payments made by those directors.

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

As of January 31, 2017 and 2016, Due to related parties consist of the follows;

	January 31,	January 31,
	2017	2016
Accounts payable	$63,259,434	$-
Accrued liabilities	10,634	-
Loan from related party	281,507	241,894
	$63,551,575	$241,894

Employment

The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

Contribution

During the years ended January 31, 2017 and 2016, related parties, who are shareholders of the Company, forgave debt, in the amount of $147,348 and $95,669, respectively for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

Director Independence

The Company does not have a separately designated nominating committee for its Board. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2017 and 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31, 2017	Year Ended January 31, 2016
Audit Fees (1)	$38,880	$64,000
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total	$38,880	$64,000

_________

(1) Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

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

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included as part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	S-1	3.1	4/08/2013

3.2	Certificate of Amendment to Articles of Incorporation	10-K	3.2	5/13/2016

3.3	By-Laws of Registrant.	S-1	3.2	4/08/2013

10.1	Acquisition Agreement, dated August 27, 2015, by and between Xu Xiao Yun and Huaxin Changrong (Shenzhen) Technology Service Company Limited, relating to Shenzhen Amuli Industrial Development Co. Ltd.	8-K	10.1	9/25/2015

10.2	Exchange Agreement, dated as of January 29, 2016, Resort Savers, Inc., Yang Baojin, and Huaxin Changrong (Shenzhen) Technology Service Company Limited, relating to Beijing Yandong Tieshan Oil Products Co., Ltd.	8-K	10.1	2/01/2016

14.1	Code of Ethics.	10-K	14.1	05/01/2014

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

_______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

RESORT SAVERS, INC.
(Registrant)

Dated: May 16, 2017	By:	/s/ Zhou Gui Bin
Zhou Gui Bin
President, CEO
(Principal Executive Officer)

Dated: May 16, 2017	By:	/s/ Zhou Wei
Zhou Wei
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 16, 2017	By:	/s/ Zhou Gui Bin
Zhou Gui Bin
President, Chief Executive Officer and Director

Dated: May 16, 2017	By:	/s/ Zhou Wei
Zhou Wei
Chief Financial Officer, Secretary, Treasurer and Director

