Form 10-Q
period 2017-04-30
Resort Savers, Inc.
filed 2017-06-14
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

As of June 13, 2017, there were 74,976,241 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

RESORT SAVERS, INC.

FORM 10-Q

FOR THE PERIOD ENDED APRIL 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's January 31, 2017 Form 10-K filed with the Securities and Exchange Commission on May 16, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending January 31, 2018.

RESORT SAVERS, INC.

Index to Unaudited Condensed Consolidated Financial Statements

April 30, 2017

RESORT SAVERS, INC.

Condensed Consolidated Interim Balance Sheets

	April 30,	January 31,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$43,312	$52,593
Accounts receivable	26,321,479	43,054,811
Other receivable	10,651	10,670
Prepaid expenses and deposits	18,117	20,502
Amount due from related parties	12,644,014	26,747,696
Tax receivable	10,327	-
Total Current Assets	39,047,900	69,886,272
Equipment, net	76,785	101,831
Goodwill	1,979,787	1,979,787
TOTAL ASSETS	$41,104,472	$71,967,890

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,015,202	$1,046,628
Short-term loan	1,044,311	1,046,160
Due to related parties	32,832,844	63,551,575
Tax payable	-	9,289
Other current payable	14,588	13,983
Total Current Liabilities	34,906,945	65,667,635
TOTAL LIABILITIES	34,906,945	65,667,635

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 74,976,241 shares issued and outstanding	7,498	7,498
Additional paid-in capital	8,155,638	8,154,755
Accumulated deficit	(4,865,857)	(4,816,615)
Accumulated other comprehensive loss	(135,623)	(130,218)
Total Resort Savers, Inc. stockholders' equity	3,161,656	3,215,420
Non-controlling interest	3,035,871	3,084,835
Total equity	6,197,527	6,300,255
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,104,472	$71,967,890

The notes are an integral part of these condensed consolidated interim financial statements.

RESORT SAVERS, INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	April 30,
	2017	2016

Revenue	$13,849,619	$21,999,360
Cost of goods sold	13,855,902	21,809,079
Gross Profit	(6,283)	190,281

Operating Expenses
General and administrative	83,346	174,019
Professional fees	3,783	35,652
Total Operating Expenses	87,129	209,671

Loss From Operations	(93,412)	(19,390)

Other Expense
Interest expense	-	(52,164)
Total Other Expenses	-	(52,164)

Loss Before Income Taxes	(93,412)	(71,554)
Provision for income taxes	-	(1,286)

Net Loss	(93,412)	(72,840)
Net loss attributable to the non-controlling interest	44,170	15,708
Net Loss Attributable To The Shareholders Of Resort Savers, Inc.	$(49,242)	$(57,132)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$(10,199)	$10,662
Total Comprehensive Loss	(103,611)	(62,178)
Comprehensive loss attributable to the non-controlling interest	48,964	10,424
Total Comprehensive Loss Attributable To The Shareholders Of Resort Savers, Inc.	$(54,647)	$(51,754)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	74,976,241	74,976,241

The notes are an integral part of these condensed consolidated interim financial statements.

RESORT SAVERS, INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(93,412)	$(72,840)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	24,892	4,256
Changes in operating assets and liabilities:
Amount due from related party	14,071,287	(7,153,231)
Accounts receivable	16,733,332	1,108
Other receivable	19	(8,277)
Prepaid expenses and deposits	2,385	1,663,274
Accounts payable	(31,426)	18,784,574
Amount due to related party	(30,638,838)	-
Deposits received	-	(13,496,941)
Tax payable	(19,616)	5,982
Other payable	605	(1,294)
Net cash provided by (used in) operating activities	49,228	(273,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	-	57,333
Net cash provided by (used in) financing activities	-	57,333

Effects on changes in foreign exchange rate	(58,509)	18,662

Net decrease in cash and cash equivalents	(9,281)	(197,394)
Cash and cash equivalents - beginning of period	52,593	226,638
Cash and cash equivalents - end of period	$43,312	$29,244

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Related party debt forgiven	$883	$62,854

The notes are an integral part of these condensed consolidated interim financial statements.

RESORT SAVERS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

April 30, 2017

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's 10-K filed with the Securities and Exchange Commission on May 16, 2017.

Principles of Consolidation

At April 30, 2017, the principal subsidiaries of the Company were listed as follows:

Entity Name	Acquisition Date	Ownership	Jurisdiction	Investments Held By	Nature of Operation	Fiscal Year

Xing Rui International Investment Holding Group Co., Ltd. ("Xing Rui")	December 22, 2014	100%	Seychelles	Resort Savers	Holding Company	January 31,
Xing Rui International Investment Group Ltd. ("Xing Rui HK")	December 22, 2014	100%	Hong Kong, the PRC	Xing Rui	Holding Company	January 31,
Huaxin Changrong (Shenzhen) Technology Service Co., Ltd. ("Huaxin")*	August 27, 2015	100%	the PRC	Xing Rui HK	Holding Company	December 31,
Shenzhen Amuli Industrial Development Company Limited ("Amuli")*	October 1, 2015	60%	the PRC	Huaxin	Beverage Producer	December 31
Beijing Yandong Tieshan Oil Products Co., Ltd. ("Tieshan Oil")*	January 29, 2016	51%	the PRC	Huaxin	Trading of oil products	December 31,

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

The Company's subsidiaries, whose records are not maintained in that company's functional currency, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period

•	Nonmonetary assets and liabilities at historical rates

•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company's results of operations.

The Company's subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date

•	Equities at historical rate

•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	April 30,	January 31,
	2017	2017

Spot RMB: USD exchange rate	$0.1450	$0.1556

Average RMB: USD exchange rate	$0.1452	$0.1514

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

Tieshan Oil

During the three-month period ended April 30, 2017, one customer accounted for approximately 100% of revenues of Tieshan Oil. During the three months ended April 30, 2016, one customer accounted for approximately 61% of revenues of Tieshan Oil.

As of April 30, 2017, one customers accounted for approximately 79% of accounts receivable. As of January 31, 2017, two customers accounted for approximately 87% of accounts receivable. There was no significant changes of such concentrations of credit risk between April 30, 2017 and January 31, 2017.

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

Goodwill

The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, the Company calculates the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. During the three months ended April 30, 2017, no impairment is considered to be required for goodwill.

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the three months ended April 30, 2017 and the year ended January 31, 2017, the Company did not impair any long-lived assets.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2017 and January 31, 2017.

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

NOTE 4 – ACCOUNTS RECEIVABLES

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of April 30, 2017. No bad debts were written off for the three months ended April 30, 2017 and 2016. The Company’s accounts receivable consists of only trade receivables. As at April 30, 2017 and January 31, 2017, the Company had accounts receivable of $26,321,479 and $43,054,811, respectively.

Aging analysis of accounts receivable is as follows:

	April 30,	January 31,
	2017	2017
30 - 60 days	$-	$20,760,211
90 - 120 days	5,597,966	-
Within 1 year	-	5,607,879
Over 1 year	20,723,513	16,686,721
	$26,321,479	$43,054,811

NOTE 5 – EQUIPMENT

	April 30,	January 31,
	2017	2017
Cost:
Machinery	$236,436	$236,855
Less: accumulated depreciation	(159,651)	(135,024)
Equipment, net	$76,785	$101,831

During the three-month period ended April 30, 2017 and 2016, the Company recorded depreciation of $24,892 and $4,256, respectively.

NOTE 6 – GOODWILL

On January 29, 2016, the Company recognized goodwill of $1,979,787 on the acquisition of Tieshan Oil. The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance, indicate reporting unit carrying values may exceed their fair values. No impairment is considered to be required for goodwill during the three-month period ended April 30, 2017.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the followings:

	April 30,	January 31,
	2017	2017
Accounts payable (to third party suppliers)	$1,011,843	$1,002,579
Accrued expenses (to third party service providers)	270	40,954
Payroll payable	3,089	3,095
	$1,015,202	$1,046,628

NOTE 8 – SHORT-TERM LOAN

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business.

During the year ended January 31, 2017, the Company borrowed a loan from a money provider. The amount is denominated in Renminbi of RMB7,200,000. The interest rate is 0.5% per month. The loan is secured by 48.83% shares of Tieshan Oil held by Yeung Po Kam.

During the three-month period ended April 30, 2017 and 2016, the Company incurred interest of $0 and $52,164, respectively. On April 30, 2017 and January 31, 2017, the Company had a short-term loan balance of $1,044,311 and $1,046,160, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

During the three-month period ended April 30, 2017, no shares were issued by the Company.

As at April 30, 2017 and January 31, 2017, the Company had 74,976,241 common shares issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

Additional Paid-In Capital

During the three-month period ended April 30, 2017, related parties contributed additional paid-in capital in the amount of $883, to fund operating expenses.

NOTE 10 – RELATED PARTY TRANSACTIONS

Revenue and receivable

During the three months ended April 30, 2017, the Company generated revenue from one related parties of $13,847,006, which was a related company under common control with the Company.

At April 30, 2017 and January 31, 2017, the Company had amount due from related parties of $12,644,014 and $26,747,696, respectively. As of April 30, 2017, and January 31, 2017, it consists of a trade receivable past due within 1 month of $10,153 and $14,091,462 from a related company and a trade receivable past due within 1 year of $12,633,861 and $12,656,234 from another related company, respectively. All the related companies were customers of the Company and were under common control with the Company.

Accounts payable, other liabilities and loans

At April 30, 2017 and January 31, 2017, the Company had accounts payable and accrued liabilities of $32,551,803 and $63,270,068 to four related companies under common control with the Company, respectively.

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

At April 30, 2017, the Company owed $12,695 to a director of the Company, $5,203 to a director of Xin Rui HK, $8,337 to directors of Huaxin, $208,331 to directors of Amuli and $46,475 to shareholders of Amuli, for vendor payments made by those directors.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

As of April 30, 2017 and January 31, 2017, due to related parties consist of the follows;

	April 30,	January 31,
	2017	2017
Accounts payable	$32,539,737	$63,259,434
Accrued liabilities	12,066	10,634
Loan from related parties	281,041	281,507
	$32,832,844	$63,551,575

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of April 30, 2017 and January 31, 2017.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 12 – SEGMENTED INFORMATION

At April 30, 2017 and January 31, 2017, the Company operates in two industry segments, health beverage and oil and gas, and one geographic segment, China, where majority current assets and equipment are located.

Segment assets and liabilities at April 30, 2017 and January 31, 2017 were as follows:

April 30, 2017	Holding Company	Health beverage	Oil and gas	Total Consolidated
Assets
Current assets	$5,595	$29,953	$39,012,352	$39,047,900
Non-current assets	-	60,416	1,996,156	2,056,572
Liabilities
Current liabilities	40,595	268,247	34,598,103	34,906,945
Net assets (liabilities)	$(35,000)	$(177,878)	$6,410,405	$6,197,527

January 31, 2017	Holding Company	Health beverage	Oil and gas	Total Consolidated
Assets
Current assets	$7,205	$33,844	$69,845,223	$69,886,272
Non-current assets	-	83,190	1,998,428	2,081,618
Liabilities
Current liabilities	40,212	268,092	65,359,331	65,667,635
Net assets (liabilities)	$(33,007)	$(151,058)	$6,484,320	$6,300,255

Segment revenue and net loss for three months ended April 30, 2017 and 2016 were as follows:

Three Months Ended April 30, 2017	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$2,614	$-	$13,847,005	$13,849,619
Cost of goods sold	-	-	(13,855,902)	(13,855,902)
Operating expenses	(5,500)	(24,501)	(57,128)	(87,129)
Provision for income taxes	-	-	-	-
Net loss	$(2,886)	$(24,501)	$(66,025)	$(93,412)

Three Months Ended April 30, 2016	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$-	$-	$21,999,360	$21,999,360
Cost of goods sold	-	-	(21,809,079)	(21,809,079)
Operating expenses	(43,247)	(31,256)	(135,168)	(209,671)
Other expenses	-	(32)	(52,132)	(52,164)
Provision for income taxes	-	-	(1,286)	(1,286)
Net (loss)/profit	$(43,247)	$(31,288)	$1,695	$(72,840)

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should carefully review the risks described in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"). You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Current Report on Form 10-Q to the "Company," "Resort Savers," "we," "us," or "our" are to Resort Savers, Inc.

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

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report.

Our unaudited financial statements are stated in U.S. dollars and are prepared in accordance with U.S. generally accepted accounting principles.

We have generated revenues of $13,849,619 and have incurred $13,943,031 in expenses through the three months ended April 30, 2017.

The following table provides selected financial data about our company as at April 30, 2017 and January 31, 2017.

Balance Sheet Data:

	April 30,	January 31,
	2017	2017
Cash	$43,312	$52,593
Total Assets	$41,104,472	$71,967,890
Total Liabilities	$34,906,945	$65,667,635
Stockholders’ Equity	$6,197,527	$6,300,255

As at April 30, 2017, our current assets were $39,047,900 and our current liabilities were $34,906,945, which resulted in working capital of $4,140,955. As at April 30, 2017, current assets were comprised of $43,312 in cash, $26,321,479 in accounts receivable, $18,117 in prepaid expenses and deposits, $12,644,014 in due from related parties, $10,327 in tax receivable and $10,651 in other receivables as compared to $52,593 in cash, $43,054,811 in accounts receivable, $20,502 in prepaid expenses and deposits, $26,747,696 in due from related parties and $10,670 in other receivables at January 31, 2017. At April 30, 2017, current liabilities were comprised of $1,015,202 in accounts payable, $1,044,311 in short-term loans, $32,832,844 in amounts due to related parties, and $14,588 in other payables as compared to of $1,046,628 in accounts payable, $1,046,160 in short-term loans, $63,551,575 in amounts due to related parties, $9,289 in tax payable, and $13,983 in other payables at January 31, 2017. Stockholders’ equity was $6,197,527 as of April 30, 2017, as compared to $6,300,255 as of January 31, 2017.

The following summary of our results of operations, for the three months ended April 30, 2017 and 2016, should be read in conjunction with our financial statements, as included in this quarterly report on Form 10-Q.

	Three Months Ended
	April 30,
	2017	2016

REVENUE	$13,849,619	$21,999,360
COST OF GOODS SOLD	13,855,902	21,809,079
GROSS PROFIT	(6,283)	190,281

OPERATING EXPENSES
General and administrative	83,346	174,019
Professional fees	3,783	35,652
Total Operating Expenses	87,129	209,671

LOSS FROM OPERATIONS	(93,412)	(19,390)

OTHER EXPENSE
Interest expense	-	(52,164)
Total Other Expenses	-	(52,164)

LOSS BEFORE INCOME TAXES	(93,412)	(71,554)
Provision for income taxes	-	(1,286)

NET LOSS	$(93,412)	$(72,840)

Revenues

We generated revenues of $13,849,619 and $21,999,360 during the three months ended April 30, 2017 and 2016, respectively. The decrease in revenue was due to customer reducing purchase order to company.

Operating Expenses

Operating expenses for the three months ended April 30, 2017, decreased to $87,129 by $122,542 from $209,671 for the three months ended April 30, 2016. The decrease in expenses can be attributed to decreased general and administrative expenses. The decrease in general and administrative expenses was primarily related to dreacrease in the scale of operation of the Company.

Other Expenses

Other expenses for the three months ended April 30, 2017 were $0 as compared to $52,164 for the three months ended April 30, 2016. The other expenses for the three months ended April 30, 2016 can be attributed to $52,164 in interest expense.

Net Loss

Net losses for the three months ended April 30, 2017, increased to $93,412 by $20,572 from $72,840 for the three months ended April 30, 2016. The increase in net losses can be attributed to a decrease in revenue and gross profit.

Liquidity and Financial Condition

Working Capital

	As of	As of
	April 30,	January 31,
	2017	2017	Change
Current Assets	$39,047,900	$69,886,272	(30,838,372)
Current Liabilities	$34,906,945	$65,667,635	(30,760,690)
Working Capital	$4,140,955	$4,218,637	(77,682)

Cash Flows

	Three Months Ended
	April 30,
	2017	2016
Cash Flows provided by (used in) Operating Activities	$49,228	$(273,389)
Cash Flows used in Investing Activities	$-	$-
Cash Flows from Financing Activities	$-	$57,333
Effects on changes in foreign exchange rate	$(58,509)	$18,662
Net Decrease in Cash During Period	$(9,281)	$(197,394)

Cash Flow from Operating Activities

During the three months ended April 30, 2017, our company generated $49,228 in cash from operating activities compared to the use of $273,389 of cash for operating activities during the three months ended April 30, 2016. The increase in cash from operating activities was primarily attributed to a decrease in amount due to related parties of $30,638,838, partially offset by decrease in amount due from related party of $14,071,287 and decrease in accounts receivable of $16,733,332.

Cash Flow from Financing Activities

During the three months ended April 30, 2017 and 2016, our company received $0 and $57,333 in cash in financing activities, consisting of $57,333 in loans from related parties.

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

Item 4. Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and principal financial officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended April 30, 2017, we did not issue any unregistered shares of common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESORT SAVERS, INC.
(Registrant)

Dated: June 14, 2017	By:	/s/ Zhou Gui Bin
Zhou Gui Bin
President and Chief Executive Officer (principal executive officer)

Dated: June 14, 2017	By:	/s/ Zhou Wei
Zhou Wei
Chief Financial Officer, Secretary and Treasurer (principal financial officer and principal accounting officer)

