Form 10-Q
period 2017-07-31
Resort Savers, Inc.
filed 2017-09-14
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

As of September 11, 2017, there were 74,976,241 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

RESORT SAVERS, INC.

FORM 10-Q

FOR THE PERIOD ENDED JULY 31, 2017

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

RESORT SAVERS, INC.

Index to Unaudited Condensed Consolidated Financial Statements

July 31, 2017

RESORT SAVERS, INC.

Condensed Consolidated Interim Balance Sheets

	July 31,	January 31,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$39,710	$52,593
Accounts receivable	12,629,550	43,054,811
Other receivable	33,639	10,670
Prepaid expenses and deposits	26,048	20,502
Amount due from related parties	23,413,330	26,747,696
Total Current Assets	36,142,277	69,886,272
Equipment, net	69,439	101,831
Goodwill	1,979,787	1,979,787
TOTAL ASSETS	$38,191,503	$71,967,890

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,097,997	$1,046,628
Short-term loan	743,295	1,046,160
Due to related parties	29,992,468	63,551,575
Tax payable	3,457	9,289
Other current payable	38,682	13,983
Total Current Liabilities	31,875,899	65,667,635
TOTAL LIABILITIES	31,875,899	65,667,635

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 74,976,241 shares issued and outstanding	7,498	7,498
Additional paid-in capital	8,232,835	8,154,755
Accumulated deficit	(4,932,101)	(4,816,615)
Accumulated other comprehensive loss	(82,110)	(130,218)
Total Resort Savers, Inc. stockholders' equity	3,226,122	3,215,420
Non-controlling interest	3,089,482	3,084,835
Total equity	6,315,604	6,300,255
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,191,503	$71,967,890

The notes are an integral part of these condensed consolidated interim financial statements.

RESORT SAVERS, INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016

Revenue	$18,534,391	$25,112,429	$32,384,010	$47,111,789
Cost of goods sold	18,402,031	24,994,073	32,257,933	46,803,152
Gross Profit	132,360	118,356	126,077	308,637

Operating Expenses
General and administrative	71,623	168,298	154,969	342,317
Professional fees	62,010	21,902	65,793	57,554
Total Operating Expenses	133,633	190,200	220,762	399,871

Loss From Operations	(1,273)	(71,844)	(94,685)	(91,234)

Other Expense
Impairment loss of investment	-	(1,907,308)	-	(1,907,308)
Other loss	(395)	(3,958)	(395)	(3,958)
Interest expense	(63,318)	(25,890)	(63,318)	(78,054)
Total Other Expenses	(63,713)	(1,937,156)	(63,713)	(1,989,320)

Loss Before Income Taxes	(64,986)	(2,009,000)	(158,398)	(2,080,554)
Provision for income taxes	-	(1,060)	-	(2,346)

Net Loss	(64,986)	(2,010,060)	(158,398)	(2,082,900)
Net (income) loss attributable to the non-controlling interest	(1,258)	19,856	42,912	35,564
Net Loss Attributable To The Shareholders Of Resort Savers, Inc.	$(66,244)	$(1,990,204)	$(115,486)	$(2,047,336)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	105,866	(112,539)	$95,667	$(101,877)
Total Comprehensive Income (Loss)	40,880	(2,122,599)	(62,731)	(2,184,777)
Comprehensive (income) loss attributable to the non-controlling interest	(53,611)	75,159	(4,647)	85,583
Total Comprehensive Loss Attributable To The Shareholders Of Resort Savers, Inc.	$(12,731)	$(2,047,440)	$(67,378)	$(2,099,194)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.03)	$(0.00)	$(0.03)
Basic and Diluted Weighted Average Common Shares Outstanding	74,976,241	74,976,241	74,976,241	74,976,241

The notes are an integral part of these condensed consolidated interim financial statements.

RESORT SAVERS, INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Six Months Ended
	July 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(158,398)	$(2,082,900)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	34,022	52,074
Impairment loss of investment	-	1,907,308
Changes in operating assets and liabilities:
Amount due from related party	3,897,180	288,433
Accounts receivable	30,425,261	(9,000,186)
Other receivable	(22,969)	2,622
Prepaid expenses and deposits	(5,546)	1,655,305
Accounts payable	51,369	20,632,598
Amount due to related party	(34,212,088)	-
Deposits received	-	(13,496,941)
Tax payable	(5,832)	(11,163)
Other payable	24,699	8,640
Net cash provided by (used in) operating activities	27,698	(44,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term loan	(322,454)	-
Loans from related parties	78,080	51,972
Net cash provided by (used in) financing activities	(244,374)	51,972

Effects on changes in foreign exchange rate	203,793	(61,913)

Net decrease in cash and cash equivalents	(12,883)	(54,151)
Cash and cash equivalents - beginning of period	52,593	226,638
Cash and cash equivalents - end of period	$39,710	$172,487

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$78,054
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Related party debt forgiven	$78,080	$96,089

The notes are an integral part of these condensed consolidated interim financial statements.

RESORT SAVERS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

July 31, 2017

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

Principles of Consolidation

At July 31, 2017, the principal subsidiaries of the Company were listed as follows:

Entity Name	Acquisition Date	Ownership	Jurisdiction	Investments Held By	Nature of Operation	Fiscal Year

Xing Rui International Investment Holding Group Co., Ltd. ("Xing Rui")	December 22, 2014	100%	Seychelles	Resort Savers	Holding Company	January 31,
Xing Rui International Investment Group Ltd. ("Xing Rui HK")	January 13, 2015	100%	Hong Kong, the PRC	Xing Rui	Holding Company	January 31,
Huaxin Chan Grong (Shenzhen) Technology Service Co., Ltd. ("Huaxin")*	August 27, 2015	100%	the PRC	Xing Rui HK	Holding Company	December 31,
Shenzhen Amuli Industrial Development Company Limited ("Amuli")*	October 1, 2015	60%	the PRC	Huaxin	Beverage Producer	December 31
Beijing Yandong Tieshan Oil Products Co., Ltd. ("Tieshan Oil")*	January 29, 2016	51%	the PRC	Huaxin	Trading of oil products	December 31,

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

The Company's subsidiaries, whose records are not maintained in that company's functional currency, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period

•	Nonmonetary assets and liabilities at historical rates

•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company's results of operations.

The Company's subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date

•	Equities at historical rate

•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	July 31,	January 31,
	2017	2017

Spot RMB: USD exchange rate	$0.1487	$0.1453
Average RMB: USD exchange rate	$0.1452-0.1466	$0.1452-0.1536
Spot HKD: USD exchange rate	$0.129	$0.129
Average HKD: USD exchange rate	$0.129	$0.129

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

Tieshan Oil

During the six-month period ended July 31, 2017, one customer accounted for approximately 99% of revenues of Tieshan Oil. During the six months ended July 31, 2016, one customer accounted for approximately 68% of revenues of Tieshan Oil.

As of July 31, 2017, two customers accounted for approximately 82% of accounts receivable. As of January 31, 2017, two customers accounted for approximately 87% of accounts receivable. There was no significant changes of such concentrations of credit risk between July 31, 2017 and January 31, 2017.

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

Goodwill

The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, the Company calculates the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. During the six months ended July 31, 2017, no impairment is considered to be required for goodwill.

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the six months ended July 31, 2017 and the year ended January 31, 2017, the Company did not impair any long-lived assets.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2017 and January 31, 2017.

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

NOTE 4 – ACCOUNTS RECEIVABLES

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of July 31, 2017. No bad debts were written off for the six months ended July 31, 2017 and 2016. The Company’s accounts receivable consists of only trade receivables. As at July 31, 2017 and January 31, 2017, the Company had accounts receivable of $12,629,550 and $43,054,811, respectively.

Aging analysis of accounts receivable is as follows:

	July 31,	January 31,
	2017	2017
30 - 60 days	$6,892,026	$20,760,211
90 - 120 days	5,737,524	-
Within 1 year	-	5,607,879
Over 1 year	-	16,686,721
	$12,629,550	$43,054,811

NOTE 5 – EQUIPMENT

	July 31,	January 31,
	2017	2017
Cost:
Machinery	$242,331	$236,855
Less: accumulated depreciation	(172,892)	(135,024)
Equipment, net	$69,439	$101,831

During the six months ended July 31, 2017 and 2016, the Company recorded depreciation of $34,022 and $52,074, respectively.

NOTE 6 – GOODWILL

On January 29, 2016, the Company recognized goodwill of $1,979,787 on the acquisition of Tieshan Oil. The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance, indicate reporting unit carrying values may exceed their fair values. No impairment is considered to be required for goodwill during the six months ended July 31, 2017.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the followings:

	July 31,	January 31,
	2017	2017
Accounts payable (to third party suppliers)	$1,030,610	$1,002,579
Accrued expenses (to third party service providers)	-	40,954
Accrued interest	64,221	-
Payroll payable	3,166	3,095
	$1,097,997	$1,046,628

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

During the six months ended July 31, 2017 and 2016, the Company repaid loan of $322,454 and $0 and incurred interest of $63,318 and $78,054, respectively. As of July 31, 2017 and January 31, 2017, the Company had a short-term loan balance of $743,295 and $1,046,160, respectively.

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

During the six-month period ended July 31, 2017, no shares were issued by the Company.

As at July 31, 2017 and January 31, 2017, the Company had 74,976,241 common shares issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

Additional Paid-In Capital

During the six months ended July 31, 2017, related parties contributed additional paid-in capital in the amount of $78,080, to fund operating expenses.

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts receivable and prepaid

As of July 31, 2017 and January 31, 2017, the Company had amount due from related parties of $23,413,330 and $26,747,696, respectively. As of July 31, 2017, and January 31, 2017, it consists of a trade receivable past due within 1 month of $0 and $14,091,462 from a related company and a trade receivable past due within 1 year of $12,948,825 and $12,656,234 from another related company, respectively. All the related companies were customers of the Company and were under common control with the Company.

As of July 31, 2017 and January 31, 2017, the Company had prepaid expense of $10,464,505 and $0, respectively. The related party company is the vendor of the Company and is under common control with the Company.

Accounts payable, other liabilities and loans

At July 31, 2017 and January 31, 2017, the Company had accounts payable and accrued liabilities of $29,704,867 and $63,270,068 to four related companies under common control with the Company, respectively.

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

At July 31, 2017, the Company owed $12,695 to a director of the Company, $5,203 to a director of Xin Rui HK, $8,545 to directors of Huaxin, $213,525 to directors of Amuli and $47,633 to shareholders of Amuli, for vendor payments made by those directors.

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

As of July 31, 2017 and January 31, 2017, due to related parties consist of the follows;

	July 31,	January 31,
	2017	2017
Accounts payable	$29,689,527	$63,259,434
Accrued liabilities	15,340	10,634
Loan from related parties	287,601	281,507
	$29,992,468	$63,551,575

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of July 31, 2017 and January 31, 2017.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 12 – SEGMENTED INFORMATION

At July 31, 2017 and January 31, 2017, the Company operates in two industry segments, health beverage and oil and gas, and one geographic segment, China, where majority current assets and equipment are located.

Segment assets and liabilities at July 31, 2017 and January 31, 2017 were as follows:

July 31, 2017	Holding Company	Health beverage	Oil and gas	Total Consolidated
Assets
Current assets	$12,177	$54,897	$36,075,203	$36,142,277
Non-current assets	-	54,192	1,995,034	2,049,226
Liabilities
Current liabilities	34,394	298,697	31,542,808	31,875,899
Net assets (liabilities)	$(22,217)	$(189,608)	$6,527,429	$6,315,604

January 31, 2017	Holding Company	Health beverage	Oil and gas	Total Consolidated
Assets
Current assets	$7,205	$33,844	$69,845,223	$69,886,272
Non-current assets	-	83,190	1,998,428	2,081,618
Liabilities
Current liabilities	40,212	268,092	65,359,331	65,667,635
Net assets (liabilities)	$(33,007)	$(151,058)	$6,484,320	$6,300,255

Segment revenue and net loss for six months ended July 31, 2017 and 2016 were as follows:

Six Months Ended July 31, 2017	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$2,614	$2,638	$32,378,758	$32,384,010
Cost of goods sold	-	-	(32,257,933)	(32,257,933)
Operating expenses	(69,769)	(34,332)	(116,661)	(220,762)
Other expenses	-	-	(63,713)	(63,713)
Provision for income taxes	-	-	-	-
Net loss	$(67,155)	$(31,694)	$(59,549)	$(158,398)

Six Months Ended July 31, 2016	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$2,728	$-	$47,109,061	$47,111,789
Cost of goods sold	-	-	(46,803,152)	(46,803,152)
Operating expenses	(67,262)	(101,052)	(231,557)	(399,871)
Other expenses	(1,907,309)	(51)	(81,960)	(1,989,320)
Provision for income taxes	-	-	(2,346)	(2,346)
Net loss	$(1,971,843)	$(101,103)	$(9,954)	$(2,082,900)

Segment revenue and net loss for three months ended July 31, 2017 and 2016 were as follows:

Three Months Ended July 31, 2017	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$-	$2,638	$18,531,753	$18,534,391
Cost of goods sold	-	-	(18,402,031)	(18,402,031)
Operating expenses	(64,269)	(9,831)	(59,533)	(133,633)
Other expenses	-	-	(63,713)	(63,713)
Provision for income taxes	-	-	-	-
Net profit (loss)	$(64,269)	$(7,193)	$6,476	$(64,986)

Three Months Ended July 31, 2016	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$2,728	$-	$25,109,701	$25,112,429
Cost of goods sold	-	-	(24,994,073)	(24,994,073)
Operating expenses	(24,015)	(69,796)	(96,389)	(190,200)
Other expenses	(1,907,309)	(19)	(29,828)	(1,937,156)
Provision for income taxes	-	-	(1,060)	(1,060)
Net loss	$(1,928,596)	$(69,815)	$(11,649)	$(2,010,060)

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

Beijing Yandong Tieshan Oil Products Co., Ltd.

On January 29, 2016, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Mr. Yang Baojin, a citizen of the PRC, and Huaxin, which is a wholly owned subsidiary of Xing Rui, which in turn is a wholly owned subsidiary of the Company. Mr. Baojin is the president and majority owner of Tieshan Oil.

The Exchange Agreement provides that the Company will issue 6,000,000 shares of its common stock to Mr. Baojin, who will deliver to Huaxin an ownership interest in Tieshan Oil such that Huaxin will own 51% of all ownership interests in Tieshan Oil. At the same time, 1,200,000 shares of the Company’s common stock (20% of the common stock to be delivered to Mr. Baojin) will be withheld by the Company for a period of 12 months in order to secure against any breach of terms by Mr. Baojin of his representations and warranties contained in the Agreement, as well as to secure the fulfillment of his covenants and further obligations under the Exchange Agreement (the “Exchange”).

Tieshan Oil is principally engaged in the trading of oil, gas and lubricant products within the PRC. Apart from the transactions pursuant to the Exchange Agreement, neither the Company nor Huaxin has a material relationship with either Mr. Baojin or Tieshan Oil.

Under the Exchange Agreement, Mr. Baojin guarantees, for five years, that Tieshan Oil will have an annual net income of Renminbi (the currency of the PRC - “RMB”) 10 million. To the extent that in any year the actual net income of Tieshan Oil is less than RMB 10 million, then Mr. Baojin will pay Huaxin a cash payment equal to 51% of the shortfall.

The Exchange Agreement was approved by a written consent of the Board of Directors of the Company on January 29, 2016 and the closing of the transactions under the Exchange Agreement occurred concurrently with the execution and delivery of the Exchange Agreement.

As a result of the closing of the transactions under the Exchange Agreement, Huaxin now owns a majority of the ownership interest of Tieshan Oil. Pursuant to the Exchange Agreement, as soon as reasonably practicable following the closing, the parties will amend the articles of association and bylaws of Tieshan Oil so as to require a vote of the majority of the ownership interests in Tieshan Oil to (i) approve the acquisition of Tieshan Oil by means of a merger, (ii) approve the sale of substantially all assets of Tieshan Oil, (iii) liquidate, dissolve or wind-up the business and affairs of Tieshan Oil, (iv) amend, alter or repeal any provision of the articles of association or bylaws of Tieshan Oil, (v) create any class or series of capital stock of Tieshan Oil, (vi) pay or declare any dividend or make any distribution on any shares of capital stock of Tieshan Oil, (vii) issue any debt security, and/or (viii) elect each member of the board of directors of Tieshan Oil.

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

Results of Operations

We have generated revenues of $32,384,010 and have incurred $32,542,408 in expenses through the six months ended July 31, 2017.

The following table provides selected financial data about our company as at July 31, 2017 and January 31, 2017.

Balance Sheet Data	July 31,	January 31,
	2017	2017
Cash	$39,710	$52,593
Total Assets	$38,191,503	$71,967,890
Total Liabilities	$31,875,899	$65,667,635
Stockholders’ Equity	$6,315,604	$6,300,255

For the Three Months Ended July 31, 2017 and July 31, 2016

The following is a summary of our results of operations, for the three-months ended July 31, 2017 and 2016.

	Three Months Ended July 31,
	2017	2016

REVENUE	$18,534,391	$25,112,429
COST OF GOODS SOLD	18,402,031	24,994,073
GROSS PROFIT	132,360	118,356

OPERATING EXPENSES
General and administrative	71,623	168,298
Professional fees	62,010	21,902
Total Operating Expenses	133,633	190,200

LOSS FROM OPERATIONS	(1,273)	(71,844)

OTHER EXPENSE
Impairment loss of investment	-	(1,907,308)
Other expense	(395)	(3,958)
Interest expense	(63,318)	(25,890)
Total Other Expenses	(63,713)	1,937,156

LOSS BEFORE INCOME TAXES	(64,986)	(2,009,000)
Provision for income taxes	-	(1,060)

NET LOSS	$(64,986)	$(2,010,060)

The following summary of comprehensive loss, for the three-months ended July 31, 2017 and 2016.

	Three Months Ended July 31,
	2017	2016
Net loss	$(64,986)	$(2,010,060)
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	105,866	(112,539)
Total comprehensive income (loss)	$40,880	$(2,122,599)

Revenues and Cost of Goods Sold

The Company generated revenues of $18,534,391 and $25,112,429 during the three months ended July 31, 2017 and 2016, respectively. The decrease in revenue was primarily due to customers reducing purchase orders to Company.

The Company incurred cost of revenue of $18,402,031 and $24,994,073 during the three months ended July 31, 2017 and 2016, respectively. The decrease in cost of goods sold was due to a decrease in revenue.

Operating Expenses

For the three months ended July 31, 2017, total operating expenses were $133,633, which included professional fees in the amount of $62,010 and general and administrative expenses of $71,623. For the three months ended July 31, 2016, total operating expenses were $190,200, which included professional fees in the amount of $21,902 and general and administrative expenses of $168,298. The decrease in expenses can be attributed to decreased general and administrative expenses related to a decrease in the scale of operation of the Company.

Other Expenses

Other expenses for the three months ended July 31, 2017 were $63,713 as compared to $1,937,156 for the three months ended July 31, 2016. The other expenses for the three months ended July 31, 2017 can be mainly attributed to $63,318 in interest expense. The other expenses for the three months ended July 31, 2016 can be mainly attributed to $25,890 in interest expense and $1,907,308 loss on investment. During the three months ended July 31, 2016, the Company determined the investment in Worx did not have value and wrote down the investment.

Net Loss

For the three months ended July 31, 2017, the Company had a net loss of $64,986, as compared to a net loss for the three months ended July 31, 2016 of $2,010,060.  The decrease is mainly due to the $1,907,308 loss on investment in the three months ended July 31, 2016, which does not exist in the three months ended July 31, 2017.

Comprehensive Income/Loss

For the three months ended July 31, 2017 and 2016, the Company had other comprehensive income of $105,866 and other comprehensive loss of $112,539 as foreign currency translation adjustments, respectively.

For the Six Months Ended July 31, 2017 and July 31, 2016

The following is a summary of our results of operations, for the six-months ended July 31, 2017 and 2016.

	Six Months Ended July 31,
	2017	2016

REVENUE	$32,384,010	$47,111,789
COST OF GOODS SOLD	32,257,933	46,803,152
GROSS PROFIT	126,077	308,637

OPERATING EXPENSES
General and administrative	154,969	342,317
Professional fees	65,793	57,554
Total Operating Expenses	220,762	399,871

LOSS FROM OPERATIONS	(94,685)	(91,234)

OTHER EXPENSE
Impairment loss of investment	-	(1,907,308)
Other expense	(395)	(3,958)
Interest expense	(63,318)	(78,054)
Total Other Expenses	(63,713)	(1,989,320)

LOSS BEFORE INCOME TAXES	(158,398)	(2,080,554)
Provision for income taxes	-	(2,346)

NET LOSS	$(158,398)	$(2,082,900)

The following is a summary of comprehensive loss, for the six months ended July 31, 2017 and 2016.

	Six Months Ended July 31,
	2017	2016
Net loss	$(158,398)	$(2,082,900)
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	95,667	(101,877)
Total comprehensive loss	$(62,731)	$(2,184,777)

Revenues and Cost of Goods Sold

The Company generated revenues of $32,384,010 and $47,111,789 during the six months ended July 31, 2017 and 2016, respectively. The decrease in revenue was primarily due to customers reducing purchase orders to Company.

The Company incurred cost of revenue of $32,257,933 and $46,803,152 during the six months ended July 31, 2017 and 2016, respectively. The decrease in cost of goods sold was due to a decrease in revenue.

Operating Expenses

For the six months ended July 31, 2017, total operating expenses were $220,762, which included professional fees in the amount of $65,793 and general and administrative expenses of $154,969. For the six months ended July 31, 2016, total operating expenses were $399,871, which included professional fees in the amount of $57,554 and general and administrative expenses of $342,317. The decrease in expenses can be attributed to decreased general and administrative expenses. The decrease in general and administrative expenses was primarily related to a decrease in the scale of operation of the Company.

Other Expenses

Other expenses for the six months ended July 31, 2017 were $63,713 as compared to $1,989,320 for the six months ended July 31, 2016. The other expenses for the six months ended July 31, 2017 can be mainly attributed to $63,318 in interest expense. The other expenses for the six months ended July 31, 2016 can be mainly attributed to $78,054 in interest expense and $1,907,308 loss on investment. During the six months ended July 31, 2016, the Company determined the investment in Worx did not have value and wrote down the investment.

Net Loss

For the six months ended July 31, 2017, the Company had a net loss of $158,398, as compared to a net loss for the six months ended July 31, 2016 of $2,082,900.  The decrease is mainly due to the $1,907,308 loss on investment in the three months ended July 31, 2016, which does not exist in the three months ended July 31, 2017.

Comprehensive Income/Loss

For the six months ended July 31, 2017 and 2016, the Company had other comprehensive income of $95,667 and other comprehensive loss of $101,877 as foreign currency translation adjustment, respectively.

Liquidity and Capital Resources

Working Capital

	July 31,	January 31,
	2017	2017
Current Assets	$36,142,277	$69,886,272
Current Liabilities	$31,875,899	$65,667,635
Working Capital	$4,266,378	$4,218,637

As at July 31, 2017, the Company had current assets of $36,142,277 compared with current assets of $69,886,272 as at January 31, 2017 and as at July 31, 2017, the Company had current liabilities of $31,875,899 compared with current liabilities of $65,667,635 as at January 31, 2017. The decrease in current assets was primarily due to a decrease in accounts receivable of $30,425,561. The decrease in current liabilities was primarily due to a decrease in due to relate parties of $33,559,107.

As at July 31, 2017, our company had a working capital of $4,266,378 compared with working capital of $4,218,637 as at January 31, 2017.

Cash Flows

	Six Months Ended July 31,
	2017	2016
Cash Flows provided by (used in) Operating Activities	$27,698	$(44,210)
Cash Flows provided by (used in) Financing Activities	$(244,374)	$51,972
Effects on changes in foreign exchange rate	$203,793	(61,913)
Net Decrease in Cash During Period	$(12,883)	$(54,151)

Cash Flow from Operating Activities

During the six months ended July 31, 2017, our company generated $27,698 in cash from operating activities compared to the use of $44,210 of cash for operating activities during the six months ended July 31, 2016. The increase in cash from operating activities was primarily attributed to a decrease in amount due to related parties of $34,212,088, partially offset by decrease in amount due from related party of $3,897,180 and decrease in accounts receivable of $30,425,261.

Cash Flow from Financing Activities

During the six months ended July 31, 2017, our company received $78,080 loans from related parties and repaid $322,454 in short-term loan compared to $51,972 loans from related parties during the six months ended July 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

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

RESORT SAVERS, INC.
(Registrant)

Dated: September 14, 2017	By:	/s/ Zhou Gui Bin
Zhou Gui Bin
President and Chief Executive Officer (principal executive officer)

Dated: September 14, 2017	By:	/s/ Zhou Wei
Zhou Wei
Chief Financial Officer, Secretary and Treasurer (principal financial officer and principal accounting officer)

