Form 10-Q
period 2017-10-31
Resort Savers, Inc.
filed 2017-12-20
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-55319

Resort Savers, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-1993448
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 10-2-4B, Jin Di Shang Tang Garden, Long Hua Xin Qu Shang Tang Road Shenzhen, Guangdong Province, the People’s Republic of China	518000
(Address of principal executive offices)	(Zip Code)

0086-0755-23106825
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of December 20, 2017, there were 74,976,241 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's January 31, 2017 Annual Report on Form 10-K filed with the SEC on May 16, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending January 31, 2018.

RESORT SAVERS, INC.

Index to Unaudited Condensed Consolidated Financial Statements

October 31, 2017

RESORT SAVERS, INC.

Condensed Consolidated Interim Balance Sheets

	October 31,	January 31,
	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$135,053	$52,593
Accounts receivable	9,594,749	43,054,811
Other receivable	34,146	10,670
Prepaid expenses and deposits	69,391	20,502
Amount due from related parties	5,517,186	26,747,696
Total Current Assets	15,350,525	69,886,272
Equipment, net	67,290	101,831
Goodwill	1,979,787	1,979,787
TOTAL ASSETS	$17,397,602	$71,967,890

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,110,754	$1,046,628
Short-term loan	753,500	1,046,160
Deferred revenue	210,980	-
Due to related parties	8,918,800	63,551,575
Tax payable	4,473	9,289
Other current payable	46,731	13,983
Total Current Liabilities	11,045,238	65,667,635
TOTAL LIABILITIES	11,045,238	65,667,635

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 74,976,241 shares issued and outstanding	7,498	7,498
Additional paid-in capital	8,241,321	8,154,755
Accumulated deficit	(4,959,717)	(4,816,615)
Accumulated other comprehensive loss	(51,887)	(130,218)
Total Resort Savers, Inc. stockholders' equity	3,237,215	3,215,420
Non-controlling interest	3,115,149	3,084,835
Total equity	6,352,364	6,300,255
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,397,602	$71,967,890

The notes are an integral part of these condensed consolidated interim financial statements.

RESORT SAVERS, INC.

Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016

Revenue	$8,496,477	$15,712,231	$29,123,821	$62,824,020
Cost of goods sold	8,451,245	15,616,456	28,982,267	62,419,608
Gross Profit	45,232	95,775	141,554	404,412

Operating Expenses
General and administrative	71,227	160,962	190,923	503,279
Professional fees	11,058	15,011	76,848	72,565
Total Operating Expenses	82,285	175,973	267,771	575,844

Loss From Operations	(37,053)	(80,198)	(126,217)	(171,432)

Other Income
Other income	-	77,528	-	77,528

Other Expense
Impairment loss of investment	-	-	-	(1,907,308)
Other loss	-	-	(395)	(3,958)
Interest expense	(210)	(22,371)	(63,295)	(100,425)
Total Other Expenses	(210)	(22,371)	(63,690)	(2,011,691)

Loss Before Income Taxes	(37,263)	(25,041)	(189,907)	(2,105,595)
Provision for income taxes	-	-	-	(2,346)

Net Loss	(37,263)	(25,041)	(189,907)	(2,107,941)
Net loss attributable to the non-controlling interest	5,375	44,870	46,805	80,434
Net Income (Loss) Attributable To The Shareholders Of Resort Savers, Inc.	$(31,888)	$19,829	$(143,102)	$(2,027,507)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	59,783	(92,757)	$155,450	$(194,634)
Total Comprehensive Income (Loss)	22,520	(117,798)	(34,457)	(2,302,575)
Comprehensive (income) loss attributable to the non-controlling interest	(24,185)	90,639	(30,314)	176,222
Total Comprehensive Loss Attributable To The Shareholders Of Resort Savers, Inc.	$(1,665)	$(27,159)	$(64,771)	$(2,126,353)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Basic and Diluted Weighted Average Common Shares Outstanding	74,976,241	74,976,241	74,976,241	74,976,241

The notes are an integral part of these condensed consolidated interim financial statements.

RESORT SAVERS, INC.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	October 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(189,907)	$(2,107,941)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	37,110	69,799
Impairment loss of investment	-	1,907,308
Changes in operating assets and liabilities:
Amount due from related party	21,767,400	(15,617,989)
Accounts receivable	33,460,062	7,740,169
Other receivable	(23,476)	(6,710)
Prepaid expenses and deposits	(48,889)	1,655,187
Accounts payable	64,126	22,747,409
Deferred revenue	210,980	-
Amount due to related party	(55,822,011)	-
Deposits received	-	(13,496,941)
Tax payable	(4,816)	(2,450)
Other payable	32,748	44,698
Net cash provided by (used in) operating activities	(516,673)	2,932,539

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term loan	(322,520)	(2,993,364)
Loans from related parties	86,566	68,865
Repayments of loans from related parties	-	(65,078)
Net cash used in financing activities	(235,954)	(2,989,577)

Effects on changes in foreign exchange rate	835,087	(133,012)

Net increase (decrease) in cash and cash equivalents	82,460	(190,050)
Cash and cash equivalents - beginning of period	52,593	226,638
Cash and cash equivalents - end of period	$135,053	$36,588

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$100,425
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Related party debt forgiven	$86,566	$141,509

The notes are an integral part of these condensed consolidated interim financial statements.

RESORT SAVERS, INC.

Notes to the Condensed Consolidated Interim Financial Statements

October 31, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Resort Savers, Inc. (“we,” “our,” “us,” “RSSV” or the “Company”) is a Nevada corporation incorporated on June 25, 2012. It is based in Shenzhen, the People’s Republic of China (the “PRC”). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is January 31.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the SEC and generally accepted accounting principles (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X and presented in US dollars.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on May 16, 2017.

Principles of Consolidation

At October 31, 2017, the principal subsidiaries of the Company were listed as follows:

Entity Name	Acquisition Date	Ownership	Jurisdiction	Investments Held By	Nature of Operation	Fiscal Year

Xing Rui International Investment Holding Group Co., Ltd. (“Xing Rui”)	December 22, 2014	100%	Seychelles	Resort Savers	Holding Company	January 31,
Xing Rui International Investment Group Ltd. (“Xing Rui HK”)	January 13, 2015	100%	Hong Kong, the PRC	Xing Rui	Holding Company	January 31,
Huaxin Chan Grong (Shenzhen) Technology Service Co., Ltd. (“Huaxin”)*	August 27, 2015	100%	the PRC	Xing Rui HK	Holding Company	December 31,
Shenzhen Amuli Industrial Development Company Limited (“Amuli”)*	October 1, 2015	60%	the PRC	Huaxin	Beverage Producer	December 31
Beijing Yandong Tieshan Oil Products Co., Ltd. (“Tieshan Oil”)*	January 29, 2016	51%	the PRC	Huaxin	Trading of oil products	December 31,

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

The Company's subsidiaries, whose records are not maintained in that company's functional currency, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period

•	Nonmonetary assets and liabilities at historical rates

•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company's results of operations.

The Company's subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date

•	Equities at historical rate

•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	October 31,	January 31,
	2017	2017

Spot RMB: USD exchange rate	$0.1507	$0.1453
Average RMB: USD exchange rate	$0.1452-0.1510	$0.1452-0.1536
Spot HKD: USD exchange rate	$0.129	$0.129
Average HKD: USD exchange rate	$0.129	$0.129

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

Tieshan Oil

During the nine-month period ended October 31, 2017, one customer accounted for approximately 99% of revenues of Tieshan Oil. During the nine months ended July 31, 2016, one customer accounted for approximately 51% of revenues of Tieshan Oil.

As of October 31, 2017, two customers accounted for approximately 100% of accounts receivable. As of January 31, 2017, two customers accounted for approximately 87% of accounts receivable. There was no significant changes of such concentrations of credit risk between October 31, 2017 and January 31, 2017.

During the nine-month period ended October 31, 2017, one supplier accounted for approximately 93% of cost of revenue of Tieshan Oil.

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

Goodwill

The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, the Company calculates the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. During the nine months ended October 31, 2017, no impairment is considered to be required for goodwill.

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the nine months ended October 31, 2017 and the year ended January 31, 2017, the Company did not impair any long-lived assets.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2017 and January 31, 2017.

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

NOTE 4 – ACCOUNTS RECEIVABLES

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of October 31, 2017. No bad debts were written off for the nine months ended October 31, 2017 and 2016. The Company’s accounts receivable consists of only trade receivables. As at October 31, 2017 and January 31, 2017, the Company had accounts receivable of $9,594,749 and $43,054,811, respectively.

Aging analysis of accounts receivable is as follows:

	October 31,	January 31,
	2017	2017
30 - 60 days	$-	$20,760,211
60 - 90 days	3,778,456	-
90 - 120 days	5,816,293	-
Within 1 year	-	5,607,879
Over 1 year	-	16,686,721
	$9,594,749	$43,054,811

NOTE 5 – EQUIPMENT

	October 31,	January 31,
	2017	2017
Cost:
Machinery	$245,661	$236,855
Less: accumulated depreciation	(178,371)	(135,024)
Equipment, net	$67,290	$101,831

During the nine months ended October 31, 2017 and 2016, the Company recorded depreciation of $37,110 and $69,799, respectively.

NOTE 6 – GOODWILL

On January 29, 2016, the Company recognized goodwill of $1,979,787 on the acquisition of Tieshan Oil. The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance, indicate reporting unit carrying values may exceed their fair values. No impairment is considered to be required for goodwill during the nine months ended October 31, 2017.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the followings:

	October 31,	January 31,
	2017	2017
Accounts payable (to third party suppliers)	$1,044,748	$1,002,579
Accrued expenses (to third party service providers)	-	40,954
Accrued interest	65,102	-
Payroll payable	904	3,095
	$1,110,754	$1,046,628

NOTE 8 – SHORT-TERM LOAN

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business.

During the year ended January 31, 2017, the Company borrowed a loan from a money provider. The amount is denominated in Renminbi of RMB7,200,000. The interest rate is 0.5% per month. The loan is secured by 48.83% shares of Tieshan Oil held by Yeung Po Kam. The Loan was due on October 7, 2017 and is currently in default.

During the nine months ended October 31, 2017 and 2016, the Company repaid loan of $322,520 and $0 and incurred interest of $63,318 and $100,425, respectively. As of October 31, 2017 and January 31, 2017, the Company had a short-term loan balance of $753,500 and $1,046,160, respectively.

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

During the nine-month period ended October 31, 2017, no shares were issued by the Company.

As at October 31, 2017 and January 31, 2017, the Company had 74,976,241 common shares issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

Additional Paid-In Capital

During the nine months ended October 31, 2017, related parties contributed additional paid-in capital in the amount of $86,566, to fund operating expenses.

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts receivable and prepaid

As of October 31, 2017 and January 31, 2017, the Company had amount due from related parties of $0 and $26,747,696, respectively. As of October 31, 2017, and January 31, 2017, it consists of a trade receivable past due within 1 month of $0 and $14,091,462 from a related company and a trade receivable past due within 1 year of $0 and $12,656,234 from another related company, respectively. All the related companies were customers of the Company and were under common control with the Company.

As of October 31, 2017 and January 31, 2017, the Company had prepaid expense of $5,517,186 and $0, respectively. The related party company is the vendor of the Company and is under common control with the Company.

Accounts payable, other liabilities and loans

At October 31, 2017 and January 31, 2017, the Company had accounts payable and accrued liabilities of $8,608,480 and $63,270,068 to four related companies under common control with the Company, respectively.

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

At October 31, 2017, the Company owed $12,695 to a director of the Company, $5,203 to a director of Xin Rui HK, $9,114 to directors of Huaxin, $216,456 to directors of Amuli and $48,288 to shareholders of Amuli, for vendor payments made by those directors.

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

As of October 31, 2017 and January 31, 2017, due to related parties consist of the follows;

	October 31,	January 31,
	2017	2017
Accounts payable	$8,608,480	$63,259,434
Accrued liabilities	18,564	10,634
Loan from related parties	291,756	281,507
	$8,918,800	$63,551,575

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of October 31, 2017 and January 31, 2017.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 12 – SEGMENTED INFORMATION

At October 31, 2017 and January 31, 2017, the Company operates in two industry segments, health beverage and oil and gas, and one geographic segment, China, where majority current assets and equipment are located.

Segment assets and liabilities at October 31, 2017 and January 31, 2017 were as follows:

October 31, 2017	Holding Company	Health beverage	Oil and gas	Total Consolidated
Assets
Current assets	$8,058	$217,698	$15,124,769	$15,350,525
Non-current assets	-	54,936	1,992,141	2,047,077
Liabilities
Current liabilities	35,043	521,312	10,488,883	11,045,238
Net assets (liabilities)	$(26,985)	$(248,678)	$6,628,027	$6,352,364

January 31, 2017	Holding Company	Health beverage	Oil and gas	Total Consolidated
Assets
Current assets	$7,205	$33,844	$69,845,223	$69,886,272
Non-current assets	-	83,190	1,998,428	2,081,618
Liabilities
Current liabilities	40,212	268,092	65,359,331	65,667,635
Net assets (liabilities)	$(33,007)	$(151,058)	$6,484,320	$6,300,255

Segment revenue and net loss for nine months ended October 31, 2017 and 2016 were as follows:

Nine Months Ended October 31, 2017	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$2,614	$2,638	$29,118,569	$29,123,821
Cost of goods sold	-	-	(28,982,267)	(28,982,267)
Operating expenses	(82,941)	(90,916)	(93,914)	(267,771)
Other expenses	3	-	(63,693)	(63,690)
Provision for income taxes	-	-	-	-
Net loss	$(80,324)	$(88,278)	$(21,305)	$(189,907)

Nine Months Ended October 31, 2016	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$2,728	$-	$62,821,292	$62,824,020
Cost of goods sold	-	-	(62,419,608)	(62,419,608)
Operating expenses	(85,079)	(172,231)	(318,534)	(575,844)
Other income	-	77,528	-	77,528
Other expenses	(1,907,309)	(125)	(104,257)	(2,011,691)
Provision for income taxes	-	-	(2,346)	(2,346)
Net loss	$(1,989,660)	$(94,828)	$(23,453)	$(2,107,941)

Segment revenue and net loss for three months ended October 31, 2017 and 2016 were as follows:

Three Months Ended October 31, 2017	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$-	$-	$8,496,477	$8,496,477
Cost of goods sold	-	-	(8,451,245)	(8,451,245)
Operating expenses	(12,616)	(55,495)	(14,174)	(82,285)
Other expenses	-	-	(210)	(210)
Provision for income taxes	-	-	-	-
Net loss	$(12,616)	$(55,495)	$30,848	$(37,263)

Three Months Ended October 31, 2016	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$-	$-	$15,712,231	$15,712,231
Cost of goods sold	-	-	(15,616,456)	(15,616,456)
Operating expenses	(17,817)	(71,179)	(86,977)	(175,973)
Operating expenses	-	77,528	-	77,528
Other expenses	-	(74)	(22,297)	(22,371)
Provision for income taxes	-	-	-	-
Net loss	$(17,817)	$6,275	$(13,499)	$(25,041)

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “pursue,” “expect,” “anticipate,” “predict,” “project,” “goals,” “strategy,” “future,” “likely,” “forecast,” “potential,” “continue,” negatives thereof or similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding future acquisition or merger targets, business strategies, macro-economic and sector-specific trends, future cash flows, financing plans, plans and objectives of management and any other statements which are not statements of historical facts.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, legal and regulatory changes in the jurisdictions in which we operate, volatility or decline in our stock price, potential fluctuation of our quarterly results, rapid adverse changes in markets, decline in demand for our goods and services, insufficient revenues to cover our operating costs and such other factors as discussed throughout this Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

The Company was incorporated in the State of Nevada on June 25, 2012. At formation, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share, and 15,000,000 shares of preferred stock, par value $0.0001 per share. Our fiscal year end is January 31. Resort Savers has limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities for funding. Resort Savers has never declared bankruptcy, been in receivership, or been involved in any kind of legal proceeding.

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

Worx America, Inc.

Worx America, Inc. (“Worx”) designs automated solutions for industrial, environmental and energy industries to improve efficiency and systems output. The Worx automated robotic tank cleaning system reduces tank cleaning time, reduces or eliminates the need for personnel to enter tanks, and may reduce the volume of solvents used to clean a tank. Actual results vary from tank to tank and may involve variables including the product in the tank, physical condition of the tank such as corrosion, or amount of sludge accumulated. Worx is currently refining its product line to improve speed and efficiency. Our investment in Worx has facilitated this development. We hope that our investment into what we believe is an important technology will give us early access to the technology, establish relationships in the industry, and allow us to assist Worx with the launch of its commercial products in China and other parts of Asia.

Shenzhen Amuli Industrial Development Co. Ltd.

On October 1, 2015, the Company’s wholly-owned Seychelles-registered subsidiary, Xing Rui, by and through a newly formed PRC corporation subsidiary Huaxin, completed a purchase of sixty percent (60%) of the shares of the PRC corporation Amuli, for 3,033,926 shares of the Company’s common stock. The purchase price was valued at $2,400,000.

Amuli is in development to become a large producer of the health beverage drink Kvass. Amuli has purchased equipment and is currently expanding its production facilities that we hope will generate sales and profits in 2017.

Following the Amuli acquisition, on October 9, 2015, we amended our certificate of incorporation to increase the maximum number of shares of common stock that the Company shall be authorized to have outstanding at any time to 1,000,000,000 shares.

Beijing Yandong Tieshan Oil Products Co., Ltd.

On January 29, 2016, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Mr. Yang Baojin, a citizen of the PRC, and Huaxin, which is a wholly owned subsidiary of Xing Rui, which in turn is a wholly owned subsidiary of the Company. Mr. Baojin is the president and majority owner of Tieshan Oil. Pursuant to the Exchange Agreement, the Company issued 6,000,000 shares of its common stock to Mr. Baojin, who delivered to Huaxin an ownership interest in Tieshan Oil such that Huaxin now owns 51% of all ownership interests in Tieshan Oil.

Tieshan Oil is principally engaged in the trading of oil, gas and lubricant products within the PRC. Apart from the transactions pursuant to the Exchange Agreement, neither the Company nor Huaxin has a material relationship with either Mr. Baojin or Tieshan Oil.

Under the Exchange Agreement, Mr. Baojin agreed to guarantee, for five years, that Tieshan Oil will have an annual net income of 10 million Chinese Yuan (“CNY” and also referred to as “Renminbi” or “RMB”). To the extent that in any year the actual net income of Tieshan Oil is less than RMB 10 million, then Mr. Baojin is contractually obligated to pay Huaxin a cash payment equal to 51% of the shortfall.

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

Results of Operations

Our operations for the three and nine months ended October 31, 2017 are outlined below:

Three months ended October 31, 2017 compared to three months ended October 31, 2016.

	October 31,		Change
	2017	2016	Amount	%
Revenue	$8,496,477	$15,712,231	$(7,215,754)	(46)%
Cost of Goods Sold	$8,451,245	$15,616,456	$(7,165,211)	(46)%
Gross Profit	$45,232	$95,775	$(50,543)	(53)%
Operating expenses	$82,285	$175,973	$(93,688)	(53)%
Net loss	$37,263	$25,041	$12,222	49%

For the three month periods ended October 31, 2017 and October 31, 2016, we had revenue of $8,496,477 and $15,712,231, respectively. Expenses for the three month period ended October 31, 2017 totaled $8,533,740 resulting in a net loss of $37,263 as compared to a net loss of $25,041 for the three months ended October 31, 2016. The increase in net loss for the three month period ended October 31, 2017 is a result of a decrease in revenue and gross profit.

Nine months ended October 31, 2017 compared to nine months ended October 31, 2016.

	Nine Months Ended
	October 31,		Change
	2017	2016	Amount	%
Revenue	$29,123,821	$62,824,020	$(33,700,199)	(54)%
Cost of Goods Sold	$28,982,267	$62,419,608	$(33,437,341)	(54)%
Gross Profit	$141,554	$404,412	$(262,858)	(65)%
Operating expenses	$267,771	$575,844	$(308,073)	(53)%
Net loss	$189,907	$2,107,941	$(1,918,034)	(91)%

For the nine month periods ended October 31, 2017 and October 31, 2016, we had revenue of $29,123,821 and $62,824,020, respectively. Expenses for the nine month period ended October 31, 2017 totaled $29,313,728 resulting in a net loss of $189,907 as compared to a net loss of $2,107,941 for the nine months ended October 31, 2016. The decrease in net loss for the nine month period ended October 31, 2017 is a result of an impairment loss of investment of $1,970,308 in 2016.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of October 31, 2017 and January 31, 2017, respectively.

Working Capital

	October 31,	January 31,	Change
	2017	2017	Amount	%
Cash	$135,053	$52,593	$82,460	157%

Current Assets	$15,350,525	$69,886,272	$(54,535,747)	(78)%
Current Liabilities	$11,045,238	$65,667,635	$(54,622,397)	(83)%
Working Capital	$4,305,287	$4,218,637	$86,650	2%

Cash Flows

	Nine Months Ended
	October 31,		Change
	2017	2016	Amount	%
Cash Flows provided by (used in) operating activities	$(516,673)	$2,932,539	$(3,449,212)	(118)%
Cash Flows used in investing activities	$-	$-	$-	-
Cash Flows used in financing activities	$(235,954)	$(2,989,577)	$2,753,623	(92)%
Effects on changes in foreign exchange rate	$835,087	$(133,012)	$968,099	(728)%
Net increase (decrease) in cash during period	$82,460	$(190,050)	$107,590	(57)%

On October 31, 2017, our Company’s cash balance was $135,053 and total assets were $17,397,602. On January 31, 2017, our Company’s cash balance was $52,593 and total assets were $71,967,890. The change in total assets was primarily due to a reduction in accounts receivable and amount due from related parties of $33,460,062 and 21,230,510, respectively.

On October 31, 2017, our Company had total liabilities of $11,045,238, compared with total liabilities of $65,667,635 as at January 31, 2017. The reduction in liabilities was primarily due to the repayment of amounts owing to related parties of $54,632,775.

On October 31, 2017, our Company had working capital of $4,305,287 compared with working capital of $4,218,637 as at January 31, 2017. The increase in working capital was primarily attributed to a decrease in due to related parties offset by a decrease in accounts receivable and amount due from related parties.

Cash Flow from Operating Activities

During the nine months ended October 31, 2017, our Company used $516,673 in operating activities, compared to $2,932,539 provided by operating activities during the nine months ended October 31, 2016. The cash used in operating activities for the nine months ended October 31, 2017, was attributed to a decrease in changes in operations assets and liabilities.

Cash Flow from Investing Activities

During the nine months ended October 31, 2017 and 2016, we did not use any cash for investing activities.

Cash Flow from Financing Activities

During the nine months ended October 31, 2017, our Company used $235,954 in financing activities compared to $2,989,577 used in financing activities during the nine months ended October 31, 2016. The cash flow for financing activities for the nine months ended October 31, 2017, was a result of $322,520 for a repayment of short-term loan and $86,566 in proceed from loans from related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact on our business operations and any associated risks related to these policies are discussed throughout Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with GAAP. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The material estimates for our company are that of the income tax valuation allowance recorded for deferred tax assets and revenue recognition.

Basis of Accounting and Going Concern

Our unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $4,959,717 through October 31, 2017 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Revenue and Expense Recognition

We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) services have been rendered, (3) the fee is fixed or readily determinable, and (4) collectability is reasonably assured. We recognize revenue in accordance with ASC 605, “Revenue Recognition.” Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts.

Any amount receivable or received, but unrecognized for revenue recognition purpose is recorded as deferred revenues.

Sales taxes collected from clients and remitted to governmental authorities where applicable are accounted for on a net basis and therefore are excluded from revenues in the statements of operations.

Goodwill

The Company tests goodwill for impairment on an annual basis, or more frequently if circumstances, such as material deterioration in performance or a significant number of store closures, indicate reporting unit carrying values may exceed their fair values. When evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than its carrying amount. If the Company does not perform a qualitative assessment or if the fair value of the reporting unit is not more likely than not greater than its carrying amount, the Company calculates the implied estimated fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value. During the nine months ended October 31, 2017, no impairment is considered to be required for goodwill.

Recent Accounting Pronouncements

For discussion of recently issued accounting pronouncements, please see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and principal financial officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith.

** Deemed furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESORT SAVERS, INC.
(Registrant)

Dated: December 20, 2017	/s/ Zhou Gui Bin
Zhou Gui Bin
President, Chief Executive Officer and Director
(Principal Executive Officer)

