Form 10-K
period 2018-01-31
Resort Savers, Inc.
filed 2018-05-16
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on July 31, 2017 was approximately $12,600,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 74,976,241 shares as of May 16, 2018

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “pursue,” “expect,” “predict,” “project,” “goals,” “strategy,” “future,” “likely,” “forecast,” “potential,” “continue,” negatives thereof or similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding future acquisition or merger targets, business strategies, macro-economic and sector-specific trends, future cash flows, financing plans, plans and objectives of management and any other statements which are not statements of historical facts.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, inability to successfully conclude acquisitions of target companies which generate positive cash flow, legal and regulatory changes in the jurisdictions in which we operate, volatility or decline in our stock price, potential fluctuation of our quarterly results, rapid adverse changes in markets, decline in demand for our goods and services, insufficient revenues to cover our operating costs and such other factors as discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Annual Report on Form 10-K.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

All references in this Annual Report on Form 10-K to the “Company,” “Resort Savers,” “RSSV,” “we,” “us” or “our” are to Resort Savers, Inc.

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

On August 1, 2014, a change of control of the Company occurred, whereby a controlling interest in the Company was sold by Michelle LaCour, our former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director and a former 5% stockholder, and James LaCour, our former Secretary and Director and a former 5% stockholder, to the following: (1) Zhou Gui Bin (236,733 shares at a purchase price of $0.20 per share); (2) Zhou Wei (236,733 shares at a purchase price of $0.20 per share); and (3) Zong Xin International Investment Holdings Co. LTD (“Zong Xin”) (1,636,734 shares at a purchase price of $0.20 per share). On August 11, 2014, in connection with the transfer of shares described in this paragraph, Ms. LaCour and Mr. LaCour resigned from each of their roles as officers and Directors of the Company, and they were replaced by Zhou Gui Bin as President, CEO and Director, and Zhou Wei as Treasurer, CFO, Secretary and Director.

On September 25, 2014 the Company effected a forward stock split of 10 shares of common stock for each share held, or an additional nine shares were issued for each common share held. All share and per share information has been retroactively restated for financial presentation of prior periods.

Worx America, Inc.

From January 2015 through March 2015, the Company, by and through its wholly owned subsidiary, Xing Rui International Investment Holding Group Co., Ltd., a Seychelles corporation (“Xing Rui”), acquired 20,068,750 shares of common stock (representing 20% of the issued and outstanding common stock) of Worx America, Inc. (“Worx”), a private company based in Houston, Texas, in exchange for $1,650,000 cash and 1,000,000 shares of common stock of BRI with a value of $350,000. Specifically, on January 28, 2015, the Company paid $350,000 cash in exchange for 5,403,728 common shares of Worx, on March 20, 2015, the Company paid $1,300,000 cash and transferred 1,000,000 shares of common stock of BRI in exchange for 14,665,022 common shares of Worx. The Company accounted for this investment using the equity method, with an initial cost of $2,000,000.

A description of the products, services, principal market and distribution methods of Worx can be found within this Part I, Item 1 under the heading “Principal Products, Services and Their Markets.”

Shenzhen Amuli Industrial Development Co. Ltd.

On October 1, 2015, the Company issued 3,033,926 shares of its common stock to Xu Xiao Yun in exchange for sixty percent (60%) of Shenzhen Amuli Industrial Development Co. Ltd., a PRC corporation (“Amuli”). The Company caused Xing Rui to form a subsidiary in the People’s Republic of China (the “PRC”), called Huaxin Changrong (Shenzhen) Technology Service Company Limited (“Huaxin”), to hold the equity of Amuli that was transferred by Xu Xiao Yun. The purchase price was valued $2,400,000.

Apart from the transactions described in the preceding paragraph, neither the Company nor any of its subsidiaries has a material relationship with either Mr. Xu Xiao Yun or Amuli.

A description of the products, services, principal market and distribution methods of Amuli can be found within this Part I, Item 1 under the heading “Principal Products, Services and Their Markets.”

Amendment to Articles of Incorporation

On October 9, 2015, we amended our articles of incorporation to increase the maximum number of authorized shares of common stock to 1,000,000,000 shares. We did not amend the amount of authorized shares of preferred stock or par values for common stock or preferred stock.

Beijing Yandong Tieshan Oil Products Co., Ltd.

On January 29, 2016, the Company entered into an Exchange Agreement (the “Tieshan Oil Exchange Agreement”) with Mr. Yang Baojin, a citizen of the PRC, and Huaxin, which is a wholly owned subsidiary of Xing Rui, which in turn is a wholly owned subsidiary of the Company. Mr. Yang is the president and majority owner of Beijing Yandong Tieshan Oil Products Co., Ltd. (“Tieshan Oil”). Pursuant to the Tieshan Oil Exchange Agreement, the Company issued 4,800,000 shares of its common stock to Mr. Yang, who delivered to Huaxin an ownership interest in Tieshan Oil such that Huaxin now owns 51% of all ownership interests in Tieshan Oil (the “Tieshan Oil Exchange”). The Company held 1,200,000 shares of its common stock in escrow (the “Escrow Shares”) to issue to Mr. Yang twelve months following the closing of the Tieshan Oil Exchange, in connection with the successful performance of certain covenants by Mr. Yang. The Company did not issue the Escrow Shares to Mr. Yang in connection with the Tieshan Oil Exchange.

The Tieshan Oil Exchange Agreement was approved by a written consent of the Board of Directors of the Company on January 29, 2016 and the closing of the Tieshan Oil Exchange occurred concurrently with the execution and delivery of the Tieshan Oil Exchange Agreement. As a result of the closing of the Tieshan Oil Exchange, Huaxin now owns a majority of the ownership interest of Tieshan Oil. The total value of the exchange, based on the value of the Company’s common stock as of the close of trading on January 28, 2016, was $3,435,000.

Apart from the Tieshan Oil Exchange, neither the Company nor Huaxin has a material relationship with either Mr. Yang or Tieshan Oil.

A description of the products, services, principal market and distribution methods of Tieshan Oil can be found within this Part I, Item 1 under the heading “Principal Products, Services and Their Markets.”

Abandonment of Plans to Acquire Dusun Eco Resort (2005) Sdn. Bhd.

On December 7, 2017, the Company entered into a Share Exchange Agreement (the “Dusun Exchange Agreement”) with Dusun Eco Resort (2005) Sdn. Bhd., a limited liability company registered under the laws of Malaysia (“Dusun Eco”), and the shareholders of Dusun Eco (the “Dusun Sellers”), by which the Company agreed to acquire all of the issued and outstanding stock of Dusun Eco in exchange for the issuance of 400,000,000 shares of the Company’s common stock. After further review of the due diligence materials related to the Exchange, the Company’s Board of Directors felt that it was in the Company’s best interest to terminate the Dusun Exchange Agreement. On February 9, 2018, the Company, Dusun Eco and the Dusun Sellers entered into a Termination of Share Exchange Agreement (the “Dusun Termination Agreement”), by which the Company, Dusun Eco and the Dusun Sellers agreed to terminate the Dusun Exchange Agreement with no legal consequence to any of the parties to the Dusun Exchange Agreement.

Entry into Share Exchange Agreement with Admall Sdn. Bhd.

On February 9, 2018, the Company entered into a Share Exchange Agreement (the “Admall Exchange Agreement”) with Admall Sdn. Bhd., a limited liability company incorporated in Malaysia (“Admall”), and each of Admall’s shareholders (collectively, the “Admall Sellers”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company will effect an acquisition of Admall by acquiring from the Sellers all outstanding equity interests of Admall in exchange for 400,000,000 shares of common stock of the Company (the “Admall Acquisition”).

The obligation of the parties to complete the Admall Acquisition is subject to the fulfillment or waiver of certain closing conditions, including but not limited to (i) the approval of the Admall Exchange Agreement and the transactions contemplated thereby by the Company’s Board of Directors and stockholders; (ii) all necessary consents from government authorities and third parties have been obtained; and (iii) no adverse effect has occurred to any party as of the closing of the Admall Acquisition.

Concurrently with the execution of the Admall Exchange Agreement, the Board of Directors appointed Mr. Boon Jin “Patrick” Tan to be the treasurer, CFO and Director of the Company. Mr. Tan is the founder and director of Admall. Apart from the appointment of Mr. Tan as Director and officer of the Company, and the transactions pursuant to the Admall Exchange Agreement, the Company does not have a material relationship with Admall or any of the Admall Sellers.

Change of Management

On February 9, 2018, concurrently with the execution of the Admall Exchange Agreement and the Dusun Termination Agreement, Zhou Gui Bin resigned from his positions as President, CEO, Secretary and Director of the Company, and Zhou Wei resigned from his positions as Treasurer, CFO and Director of the Company. The departing Directors approved, by written consent in lieu of special meeting of the Board of Directors, the appointment of Mr. Ding-Shin “DS” Chang and Mr. Patrick Tan as the new Directors of the Company and submitted such appointment for approval and ratification by the Company’s stockholders. The Company’s departing Directors also appointed Mr. DS Chang as the Company’s President and CEO, Mr. Patrick Tan as the Company’s Treasurer and CFO, and Mr. Liang-Yu “Jacky” Chang as the Company’s Secretary, all of whom are to serve on an at-will basis until their resignation or removal by the Company’s Board of Directors.

Principal Products, Services and Their Markets

As described above in this Part I, Item 1, we have ownership interests in Worx, Amuli and Tieshan Oil.

Worx designs automated solutions for industrial, environmental and energy industries to improve efficiency and systems output. The Worx automated robotic tank cleaning system reduces tank cleaning time, reduces or eliminates the need for personnel to enter tanks, and may reduce the volume of solvents used to clean a tank. Actual results vary from tank to tank and may involve variables including the product in the tank, physical condition of the tank such as corrosion, or amount of sludge accumulated. Worx is currently refining its product line to improve speed and efficiency, and our investment in Worx has facilitated this development. We hope to utilize this important technology for deployment into commercial markets in China and greater Asia.

Amuli is in development to become a large producer of the health beverage drink Kvass. Amuli has purchased equipment and is currently expanding its production facilities that are forecasted to generate sales and profits in 2018.

Tieshan Oil is principally engaged in the trading of oil, gas and lubricant products within the PRC. During the year ended January 31, 2018, one customer accounted for approximately 99% of revenues of Tieshan Oil. During the year ended January 31, 2017, one customer accounted for approximately 49% of revenues of Tieshan Oil. As of January 31, 2018, two customers accounted for approximately 99% of accounts receivable. As of January 31, 2017, two customers accounted for approximately 87% of accounts receivable. The concentrations of credit risk as of January 31, 2018 was higher than that of January 31, 2017.

We are also seeking additional global investment opportunities in emerging companies with products that have potential for expanding regional and international sales and revenues.

Competitive Business Conditions and Strategy; Resort Savers’ Position in the Industry

Barriers to entry in the industry is extremely low and there are many competitors. Our core business is the acquisition of cash-generating businesses, or businesses which we believe will generate cash in the near term, and we primarily use our capital stock as consideration in such acquisitions. Our competitors have significantly greater financial and marketing resources than we do, including sufficient cash to pay consideration for acquisitions. There are no assurances that our efforts to compete in the marketplace will be successful or that we will continue to be able to compete with other funds, companies or other sources of capital to secure competitive acquisition targets and consummate future transactions.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan which require a patent, trademark, or product license. We have not entered into any vendor agreements or contracts that give or could give rise to any obligations or concessions.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities and have no plans to undertake any research or development in the future.

Number of Employees

Resort Savers has 10 full-time employees and we do not anticipate hiring more employees in the near future. None of our Officers and/or Directors have signed any employment agreement, or any other agreement containing provisions related to financial remuneration for services, with the Company.

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

We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Resort Savers’ principal business and corporate address is No. 10-2-4B, Jin Di Shang Tang Garden, Long Hua Xin Qu Shang Tang Road, Shenzhen, Guangdong Province, China 518000; the telephone number is 0086-0755-23106825. Other than this mailing address, the Company does not currently maintain any physical or other office facilities, and we do not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as this address is used virtually full-time by activities of a shareholder of the Company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not traded on any exchange but is currently available for trading in the over-the-counter market and is quoted on the OTCQB operated by the OTC Markets Group, Inc. under the symbol “RSSV.” Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

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

Quarter Ended	High	Low
January 31, 2018	$0.32	$0.18
October 31, 2017	$0.28	$0.15
July 31, 2017	$0.39	$0.16
April 30, 2017	$0.52	$0.20

Quarter Ended	High	Low
January 31, 2017	$0.70	$0.50
October 31, 2016	$0.51	$0.32
July 31, 2016	$0.42	$0.23
April 30, 2016	$0.50	$0.23

Quarter Ended	High	Low
January 31, 2016	$0.67	$0.36
October 31, 2015	$0.83	$0.60
July 31, 2015	$0.83	$0.42
April 30, 2015	$0.73	$0.45

Quarter Ended	High	Low
January 31, 2015	$0.45	$0.30
October 31, 2014	$0.40	$0.003
July 31, 2014	$0.003	$0.003
May 30, 2014	$0.003	$0.003

On May 16, 2018, the closing price of our common stock as reported by the OTC Markets was $0.2544 per share.

As of May 16, 2018 there were approximately 244 stockholders of record and an aggregate of 74,976,241 shares of our common stock were issued and outstanding.

Dividend Policy

The Company does not anticipate paying dividends on the common stock at any time in the foreseeable future. The Company’s Board of Directors currently plans to retain any earnings for the development and expansion of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company did not issue or sell any equity securities during our fiscal year ended January 31, 2018 or the period of time from the end of such fiscal year until the date of filing this Annual Report on Form 10-K. For a description of securities issued as consideration for the acquisition of equity interests in Worx, Amuli and Tieshan Oil, please refer to Part I, Item 1 of this Annual Repport on Form 10-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2018.

Description of Securities and Certain Rights of Holders of Common Stock

Our authorized capital stock consists of 1,000,000,000 shares of common stock, par value $0.0001 per share, and 15,000,000 shares of preferred stock, par value $0.0001. As of May 16, 2018, 74,976,241 shares of common stock, held by approximately 244 stockholders, were issued and outstanding. Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of our common stock:

•	have equal ratable rights to dividends from funds legally available, therefore, when, as and if declared by our Board,
•	are entitled to share in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs, and
•	do not have preemptive, subscription or conversion rights, and there are no redemption or sinking fund provisions or rights.

Holders of shares of our common stock do not have cumulative voting rights, meaning that the holders of the majority of the outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, and, in such event, the holders of the remaining shares will not be able to elect any of our Directors.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For an overview of the business of the Company, including acquisitions of equity securities of Worx, Amuli and Tieshan Oil, the planned acquisition of Admall, changes to management and the Company’s articles of incorporation, please refer within this Annual Report on Form 10-K to Part I, Item 1 (“Business”).

Results of Operations

We have generated revenues of $39,612,503 and have incurred $39,989,812 in expenses through the year ended January 31, 2018.

The following table provides selected financial data about our company as at January 31, 2018 and 2017.

Balance sheet Data:

	January 31,	January 31,
	2018	2017
Cash	$44,681	$51,208
Total Assets	$26,505,552	$71,966,505
Total Liabilities	$20,088,815	$65,671,481
Stockholders’ Equity	$6,416,737	$6,295,024

As at January 31, 2018, our current assets were $24,515,185 and our current liabilities were $20,088,815, which resulted in working capital of $4,426,370. As at January 31, 2018, current assets were comprised of $44,681 in cash, $22,820,925 in accounts receivable, $46,315 in prepaid expenses and deposits, $1,567,238 in due from related parties and $36,026 in other receivables as compared to $51,208 in cash, $43,054,811 in accounts receivable, $20,502 in prepaid expenses and deposits, $26,747,696 in due from related parties and $10,670 in other receivables at January 31, 2017. At January 31, 2018, current liabilities were comprised of $1,229,442 in accounts payable, $795,000 in short-term loans, $17,744,987 in amounts due to related parties, $266,857 in deferred revenue, $6,476 in tax payable, and $46,053 in other payables as compared to $1,046,628 in accounts payable, $1,046,160 in short-term loans, $63,555,421 in amounts due to related parties, $9,289 in tax payable, and $13,983 in other payables at January 31, 2017. Stockholders’ equity was $6,416,737 as of January 31, 2018, as compared to $6,295,024 as of January 31, 2017.

The following summary of our results of operations, for the years ended January 31, 2018 and 2017, should be read in conjunction with our financial statements, as included in this annual report on Form 10-K.

	Year Ended
	January 31,		Change
	2018	2017	Amount	%
Revenue	$39,612,503	$94,798,849	$(55,186,346)	(58%)
Cost of Goods Sold	$39,349,598	$94,247,019	$(54,897,421)	(58%)
Gross Profit	$262,905	$551,830	$(288,925)	(52%)
Operating expenses	$576,316	$750,114	$(173,798)	(23%)
Other income (expense)	$63,898	$1,934,038	$(1,870,140)	(97%)
Net loss	$383,330	$2,137,776	$(1,754,446)	(82%)

Revenues

We generated revenues of $39,612,503 and $94,798,849 during the years ended January 31, 2018 and 2017, respectively. The decrease in revenue was due to strong competition in the marketing.

Cost of Goods Sold

We incurred cost of goods sold of $39,349,598 and $94,247,019 during the years ended January 31, 2018 and 2017, respectively. The decrease in cost of goods sold was due to corresponding purchased cost reduction.

Operating Expenses

Operating expenses for the year ended January 31, 2018, decreased to $576,316 by $173,798 from $750,114 for the year ended January 31, 2017. The decrease in expenses can be attributed to general and administrative expenses. The decrease in general and administrative expenses was primarily related to reduced sales activities.

Other income (expense)

During the year ended January 31, 2018 and 2017, the Company recognized other income of $0 and $77,528, respectively.

Other expenses for the year ended January 31, 2018 were $63,898 as compared to $2,011,566 for the year ended January 31, 2017. The other expenses for the year ended January 31, 2018 can be attributed to $63,224 in interest expense and $674 in other expenses. The other expenses for the year ended January 31, 2017 can be attributed to $1,907,308 in impairment loss on investment, $100,300 in interest expense and $3,958 in other expenses.

Net Loss

Net losses for the year ended January 31, 2018, decreased to $383,330 by $1,754,446 from $2,137,776 for the year ended January 31, 2017. The decrease in net losses can be attributed to the impairment loss of investment of $1,907,308.

Liquidity and Financial Condition

Working Capital

	January 31,	January 31,	Change
	2018	2017	Amount	%
Current Assets	$24,515,185	$69,884,887	$(45,369,702)	(65%)
Current Liabilities	$20,088,815	$65,671,481	$(45,582,666)	(69%)
Working Capital	$4,426,370	$4,213,406	$212,964	5%

Working capital was relatively unchanged as of January 31, 2018 as compared to January 31, 2017, however as at January 31, 2018, our current assets and current liabilities decreased 65% and 69%, respectively, as compared to 2017. The decrease in current assets at 2018 was primarily due to a decrease in accounts receivable of $20,233,886 to $22,820,925 and a decreased in due from related parties by of $25,180,458 to $1,567,238. The decreases are attributable to reduced sales activity. The decrease in current liabilities at 2018 was primarily due to a decrease in due to related parties of $45,810,434 to $17,744,987, as a result of reduced trading and purchasing activities.

Cash Flows

	Year Ended
	January 31,		Change
	2018	2017	Amount	%
Cash Flows provided by (used in) operating activities	$(2,119,196)	$1,910,556	$(4,029,752)	(211%)
Cash Flows used in investing activities	$-	$-	$-	-
Cash Flows used in financing activities	$(286,771)	$(1,899,998)	$1,613,227	(85%)
Effects on changes in foreign exchange rate	$2,399,440	$(185,988)	$2,585,428	(1,390%)
Net decrease in cash during period	$(6,527)	$(175,430)	$181,957	(104%)

Cash Flow from Operating Activities

During the year ended January 31, 2018, our company used $2,119,196 in cash from operating activities compared to $1,910,556 of cash provided by operating activities during the year ended January 31, 2017. The decrease in cash from operating activities was primarily attributed to a decrease in amount due to related parties of $48,435,404, partially offset by decrease in amount due from related party of $25,942,722, decrease in accounts receivable of $20,233,886.

Cash Flow from Investing Activities

During the year ended January 31, 2018 and 2017, we did not use any cash for investing activities.

Cash Flow from Financing Activities

During the year ended January 31, 2018, our company used $286,771 in cash in financing activities, consisting of $116,704 in loans from related parties, $322,520 in payment of short-term loan and $80,955 in repayments of loans from related parties, compared to cash used in financing activities of $1,899,998 for the year ended January 31, 2017, consisting of $96,899 in loans from related parties, $1,046,160 in proceeds from short-term loan, $2,993,364 in payment of short-term loan and $49,693 in repayments of loans from related parties.

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

Amuli has purchased equipment and is currently expanding its production facilities that are forecasted to generate sales and profits in 2017. In light of our investments in Worx and acquisitions of Tieshan Oil and Amuli, we anticipate generating revenues from the operations of such entities during the next 12 months. We also anticipate closing the Admall Acquisition by the end of the first fiscal quarter in 2018. Notwithstanding, in light of our ongoing expenses, our management cannot provide any assurances that such revenue will be sufficient to cover all of our expenses or that our Company will ever operate profitably.

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

Item 8. Financial Statements and Supplementary Data.

RESORT SAVERS, INC.

INDEX TO THE AUDITED FINANCIAL STATEMENTS

Years ended January 31, 2018 and 2017

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Resort Savers, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Resort Savers, Inc. (the “Company”) as of January 31, 2018 and 2017, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year ended January 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.
San Mateo, CA	WWC, P.C.
May 16, 2018	Certified Public Accountants

We have served as the Company’s auditor since December 6, 2017.

RESORT SAVERS, INC.

Consolidated Balance Sheets

	January 31,	January 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$44,681	$51,208
Accounts receivable	22,820,925	43,054,811
Other receivable	36,026	10,670
Prepaid expenses and deposits	46,315	20,502
Amount due from related parties	1,567,238	26,747,696
Total Current Assets	24,515,185	69,884,887
Equipment, net	10,580	101,831
Goodwill	1,979,787	1,979,787
TOTAL ASSETS	$26,505,552	$71,966,505

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,229,442	$1,046,628
Short-term loan	795,000	1,046,160
Deferred revenue	266,857	-
Due to related parties	17,744,987	63,555,421
Tax payable	6,476	9,289
Other current payable	46,053	13,983
Total Current Liabilities	20,088,815	65,671,481
TOTAL LIABILITIES	20,088,815	65,671,481

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 74,976,241 shares issued and outstanding	7,498	7,498
Additional paid-in capital	8,265,821	8,154,755
Accumulated deficit	(5,142,944)	(4,821,956)
Accumulated other comprehensive loss	67,424	(130,108)
Total Resort Savers, Inc. stockholders' equity	3,197,799	3,210,189
Non-controlling interest	3,218,938	3,084,835
Total equity	6,416,737	6,295,024
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,505,552	$71,966,505

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Operations and Other Comprehensive Income

	Year Ended
	January 31,
	2018	2017

Revenue	$39,612,503	$94,798,849
Cost of goods sold	39,349,598	94,247,019
Gross Profit	262,905	551,830

Operating Expenses
General and administrative	372,491	664,343
Professional fees	203,825	85,771
Total Operating Expenses	576,316	750,114

Loss From Operations	(313,411)	(198,284)

Other Income
Other income	-	77,528

Other Expense
Impairment loss of investment	-	(1,907,308)
Other loss	(674)	(3,958)
Interest expense	(63,224)	(100,300)
Total Other Expenses	(63,898)	(2,011,566)

Loss Before Income Taxes	(377,309)	(2,132,322)
Provision for income taxes	(6,021)	(5,454)

Net Loss	(383,330)	(2,137,776)
Net (income) loss attributable to the non-controlling interest	62,342	79,883
Net Loss Attributable To The Shareholders Of Resort Savers, Inc.	$(320,988)	$(2,057,893)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$393,977	$(258,177)
Total Comprehensive Income (Loss)	10,647	(2,395,953)
Comprehensive (income) loss attributable to the non-controlling interest	(134,103)	207,536
Total Comprehensive Loss Attributable To The Shareholders Of Resort Savers, Inc.	$(123,456)	$(2,188,417)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.03)
Basic and Diluted Weighted Average Common Shares Outstanding	74,976,241	74,976,241

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Stockholders’ Equity

				Contingently
	Common Stock		Contingently Issuable	Liability on Issuable	Additional		Accumulated Other	Non	Total
	Number of Shares	Amount	Common Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	controlling Interest	Stockholders' Equity

Balance - January 31, 2016	74,976,241	7,498	120	687,000	7,320,287	(2,764,063)	416	3,292,371	8,543,629
Cancellation of contingently issuable common share for investment of Tieshan Oil	-	-	(120)	(687,000)	687,120	-	-	-	-
Debt forgiven by related parties	-	-	-	-	147,348	-	-	-	147,348
Net loss	-	-	-	-	-	(2,057,893)	-	(79,883)	(2,137,776)
Other comprehensive income	-	-	-	-	-	-	(130,524)	(127,653)	(258,177)
Balance - January 31, 2017	74,976,241	$7,498	$-	$-	$8,154,755	$(4,821,956)	$(130,108)	$3,084,835	$6,295,024
Debt forgiven by related parties	-	-	-	-	111,066	-	-	-	111,066
Net loss	-	-	-	-	-	(320,988)	-	(62,342)	(383,330)
Other comprehensive income	-	-	-	-	-	-	197,532	196,445	393,977
Balance - January 31, 2018	74,976,241	$7,498	$-	$-	$8,265,821	$(5,142,944)	$67,424	$3,218,938	$6,416,737

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Cash Flows

	Year Ended
	January 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(383,330)	$(2,137,776)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	95,171	102,262
Impairment loss of investment	-	1,907,308
Changes in operating assets and liabilities:
Amount due from related party	25,942,722	(13,287,456)
Accounts receivable	20,233,886	(31,467,241)
Other receivable	(25,356)	(6,541)
Prepaid expenses and deposits	(25,813)	1,657,959
Accounts payable	182,814	(4,641,908)
Deferred revenue	266,857	-
Amount due to related party	(48,435,404)	63,270,068
Deposits received	-	(13,496,941)
Tax payable	(2,813)	(1,874)
Other payable	32,070	12,696
Net cash provided by (used in) operating activities	(2,119,196)	1,910,556

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term loan	(322,520)	(2,993,364)
Proceeds from short-term loan	-	1,046,160
Loans from related parties	116,704	96,899
Repayments of loans from related parties	(80,955)	(49,693)
Net cash provided by (used in) financing activities	(286,771)	(1,899,998)

Effects on changes in foreign exchange rate	2,399,440	(185,988)

Net increase (decrease) in cash and cash equivalents	(6,527)	(175,430)
Cash and cash equivalents - beginning of period	51,208	226,638
Cash and cash equivalents - end of period	$44,681	$51,208

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$100,300
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Related party debt forgiven	$111,066	$147,348
Cancellation of contingently issuable common share for investment of Tieshan Oil	$-	$687,120

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.

Notes to the Consolidated Financial Statements

January 31, 2018 and 2017

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

Principles of Consolidation

At January 31, 2017, the principal subsidiaries of the Company were listed as follows:

Entity Name	Acquisition Date	Ownership	Jurisdiction	Investments Held By	Nature of Operation	Fiscal Year
Xing Rui International Investment Holding Group Co., Ltd. (“Xing Rui”)	December 22, 2014	100%	Seychelles	Resort Savers	Holding Company	January 31,
Xing Rui International Investment Group Ltd. (“Xin Rui HK”)	December 22, 2014	100%	Hong Kong, the PRC	Xing Rui	Holding Company	January 31,
Huaxin Changrong (Shenzhen) Technology Service Co., Ltd. (“Huaxin”) *	August 27, 2015	100%	the PRC	Xing Rui	Holding Company	December 31,
Shenzhen Amuli Industrial Development Company Limited (“Amuli”) *	October 1, 2015	60%	the PRC	Huaxin	Beverage Producer	December 31
Beijing Yandong Tieshan Oil Products Co., Ltd. (“Tieshan Oil”) *	January 29, 2016	51%	the PRC	Huaxin	Trading of oil products	December 31,

________

*	The English names used are translated only.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period

•	Nonmonetary assets and liabilities at historical rates

•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date

•	Equities at historical rate

•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	January 31,	January 31,
	2018	2017

Spot RMB: USD exchange rate	$0.1590	$0.1453
Average RMB: USD exchange rate	$0.1452-0.1528	$0.1452-0.1536
Spot HKD: USD exchange rate	$0.129	$0.129
Average HKD: USD exchange rate	$0.129	$0.129

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $44,681 and $51,208 in cash and cash equivalents as at January 31, 2018 and 2017, respectively.

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

The standard credit period for most of the Company’s clients is three months. The collection period over 1 year is classified as long-term accounts receivable. Management evaluates the collectability of the receivables at least once a year. Provision for doubtful accounts as of January 31, 2018 and 2017 are $0.

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

Tieshan Oil

During the year ended January 31, 2018, one customer accounted for approximately 99% of revenues of Tieshan Oil. During the year ended January 31, 2017, one customer accounted for approximately 49% of revenues of Tieshan Oil.

As of January 31, 2018, two customers accounted for approximately 99% of accounts receivable. As of January 31, 2017, two customers accounted for approximately 87% of accounts receivable. The concentrations of credit risk as of January 31, 2018 was higher than that of January 31, 2017.

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

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended January 31, 2018 and 2017, the Company did not impair any long-lived assets except goodwill on Amuli mentioned above.

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740, ”Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as at January 31, 2018 and 2017.

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

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The core principle of this ASU is that revenue should be recognized for the amount of consideration expected to be received for promised goods or services transferred to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, and assets recognized for costs incurred to obtain or fulfill a contract. ASU 2014-09 was schedule to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date,” which deferred the effective date of ASU 2014-09 by one year and allowed entities to early adopt, but no earlier than the original effective date. ASU 2014-09 is now effective for public business entities for the annual reporting period beginning January 1, 2018. This update allows for either full retrospective or modified retrospective adoption. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which amends guidance previously issued on these matters in ASU 2014-09. The effective date and transition requirements of ASU 2016-10 are the same as those for ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients,” which clarifies certain aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. The effective date and transition requirements of ASU 2016-12 are the same as those for ASU 2014-09.

The Company will adopt the new guidance as of January 1, 2018. The Company has evaluated the new guidance and the adoption is not expected to have a significant impact on the Company's financial statements and a cumulative effect adjustment under the modified retrospective method of adoption will not be necessary. There will be no change to the Company’s accounting policies.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).” The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the date of the filing of this report.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of January 31, 2018 and 2017. No bad debts were written off for the year ended January 31, 2018 and 2017. The Company’s accounts receivable consists only trade receivables from customers which are unrelated to the Company. Trade receivables from customers which are related to the Company are categorized in amount due from related parties (Note 14). As at January 31, 2018 and 2017, the Company had accounts receivable of $22,820,925 and $43,054,811, respectively.

Aging analysis of accounts receivable is as follows:

	January 31,	January 31,
	2018	2017
0 - 30 days	$16,761,646	$-
30 - 60 days	-	20,760,211
Within 1 year	-	5,607,879
Over 1 year	6,059,279	16,686,721
	$22,820,925	$43,054,811

NOTE 5 – EQUIPMENT

Property and equipment at January 31, 2018 and 2017 consist of the following:

	January 31,	January 31,
	2018	2017
Cost:
Machinery	$259,241	$236,855
Less: accumulated depreciation	(248,661)	(135,024)
Equipment, net	$10,580	$101,831

During the years ended January 31, 2018 and 2017, the Company recorded depreciation of $95,171 and $102,262, respectively.

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

On June 6, 2016, Worx sold all of its assets (“Asset Sale”), including, but not limited to, its technologies and intellectual property, to Bay WorxRail, LLC (“Bay WorxRail”) for $1,000,000 (“Purchase Price”), subject to a holdback of $250,000 of the Purchase Price, pursuant to the terms set forth in that certain Asset Purchase Agreement, dated June 6, 2016, among Worx, Bay WorxRail, and Michael Zilai, as majority stockholder of Worx. The Company reviewed Worx’s financial condition at July 31, 2016 and concluded that as a result of the Asset Sale there is a 100% impairment loss related to the Company’s investment in Worx, and recorded an impairment loss of $1,907,308, for the year ended January 31, 2017. As at January 31, 2018 and 2017, the Company’s carrying value of its Worx investment was $0 and $0, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the followings:

	January 31,	January 31,
	2018	2017
Accounts payable (to third party suppliers)	$1,128,965	$1,002,579
Accrued expenses (to third party service providers)	100,000	40,954
Payroll payable	477	3,095
	$1,229,442	$1,046,628

NOTE 8 – SHORT-TERM LOAN

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business.

The Industrial and Commercial Bank of China is the lender of the loan. The interest rate is the interbank offered rate announced by the PRC authority on the business day just before the release of the loan, plus 51 basis point, which is 5.06% per annum. The term of borrowing is 1 year, which was renewed as at December 31, 2015. The amount is denominated in Renminbi of RMB20,000,000. The loan is secured by the personal guarantee of one of the shareholders, Yang Baojin, and of his wife in an unlimited amount.

25% of the principal of the loan is to be repaid in the eleventh month of the term. The remaining is to be repaid on the maturity of the loan. The loan agreement contains provisions requiring payment of default interest in the event of default, and without specific financial covenants. Management of the Company believes the Company is in material compliance with the terms of the loan agreement.

During the year ended January 31, 2017, the Company fully repaid the loan of $3,080,000 (RMB 20,000,000). The Company also borrowed a loan from a money provider. The amount is denominated in Renminbi of RMB7,200,000. The interest rate is 0.5% per month. The loan is secured by 48.83% shares of Tieshan Oil held by Yang Baojin. The Loan was due on October 7, 2017 and is currently in default. The Company believes that the carrying value of the equity interest in Tieshan Oil, which is a financial instrument, and which has been pledged by Mr. Yang Baojin as collateral for the loan is sufficient to underlie the loan, and the Company has not been requested to add any additional credit enhancements.

During the year ended January 31, 2018 and 2017, the Company the Company repaid loan of $322,520 and $2,993,364 and incurred interest of $63,244 and $100,300, respectively. On January 31, 2018 and 2017, the Company had a short-term loan balance of $795,000 and 1,046,160, respectively.

NOTE 9 - STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of January 31, 2018:

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

Common Stock

On October 9, 2015, the authorized number of shares of the Company’s common stock was increased from 100,000,000 shares to 1,000,000,000 shares.

The Company now has authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per shares. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended January 31, 2018, there were no issuance of common stock.

During the year ended January 31, 2017, there were no issuance of common stock.

As at January 31, 2018 and 2017, the Company had 74,976,241 common shares issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

Contingently Issuable Common Stock

On January 29, 2016, the Company entered into an exchange agreement with Mr. Yang Baojin (the “Agreement”), a citizen of the PRC, and Huaxin, the wholly owned subsidiary of Xing Rui, which is a wholly owned subsidiary of the Company. Mr. Yang is the president and majority owner of Tieshan Oil. The exchange was closed on January 29, 2016.

Pursuant to the Agreement, the Company agreed to issue 6,000,000 shares of its common stock, par value $0.0001, to Mr. Yang, and Mr. Yang delivered to Huaxin an ownership interest in Tieshan Oil such that Huaxin owns 51% of all ownership interests in Tieshan Oil, provided that 1,200,000 shares of the Company’s common stock (20% of the common stock to be delivered to Mr. Yang) were withheld by the Company for a period of 12 months in order to secure against breach by Mr. Yang of his representations and warranties contained in the agreement, as well as to secure the fulfillment of his covenants and further obligations under the agreement. The Company did not issue these 1,200,000 additional escrow shares and accordingly excludes them from the calculation of common stock issued and outstanding.

During the year ended January 31, 2017, the Company cancelled the 1,200,000 shares of escrowed and recorded as additional paid in capital.

Additional Paid-In Capital

During the year ended January 31, 2018 and 2017, related parties contributed additional paid-in capital in the amount of $111,066 and $147,348, to fund operating expenses.

During the year ended January 31, 2016, related parties contributed additional paid-in capital in the amount of $95,669, to fund operating expenses.

NOTE 10 – RELATED PARTY TRANSACTIONS

Revenue, receivable and prepaid expenses

During the year ended January 31, 2018 and 2017, the Company generated revenue from two related parties of $0 and $21,128,105, respectively, which were related companies under common control with the Company.

At January 31, 2018 and 2017, the Company had amount due from related parties of $1,567,238 and $26,747,696, respectively. As of January 31, 2017, it consists of prepaid expenses of $1,567,238. As of January 31, 2017, it consists of a trade receivable past due within 1 month of $14,091,462 from a related company and a trade receivable past due within 1 year of $12,656,234 from another related company. All the related companies were customers of the Company and were under common control with the Company.

Accounts payable, other liabilities and loans

At January 31, 2018 and 2017, the Company had accounts payable and accrued liabilities of $17,514,842 and $63,270,068 to four related companies under common control with the Company, respectively.

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

During the year ended January 31, 2018 and 2017, the Company received $116,704 and $96,899 advances from various directors and shareholders and repaid $80,955 and $49,693, respectively. At January 31, 2018 and 2017, the Company owed $12,695 and $12,695 to a director of the Company, $5,203 and $5,203 to a director of Xin Rui HK, $19,368 and $12,197 to directors of Huaxin, $141,931 and $208,700 to directors of Amuli and $50,948 and $46,558 to shareholders of Amuli, for vendor payments made by those directors.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

As of January 31, 2018 and 2017, Due to related parties consist of the follows;

	January 31,	January 31,
	2018	2017
Accounts payable	$17,490,485	$63,259,434
Accrued liabilities	24,357	10,634
Loan from related parties	230,145	285,353
	$17,744,987	$63,555,421

Employment

The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

Contribution

During the years ended January 31, 2018 and 2017, related parties, who are shareholders of the Company, forgave debt, in the amount of $111,066 and $147,348, respectively for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On August 23, 2016, Amuli entered into a lease agreement for office space in Shenzhen city, Guangdong Province, P.R.C. commencing on August 23, 2016 for a three-year lease term. The monthly rental expense is approximately $6,762 (RMB 42,526).

As of January 31, 2018, the outstanding lease commitments are:

Year 1	$81,140
Year 2	47,332
$128,472

As of January 31, 2017, the outstanding lease commitments are:

Year 1	$72,444
Year 2	72,444
Year 3	42,259
$187,147

NOTE 12 – INCOME TAXES

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

As of January 31, 2017, the Company has loss carry forwards for US Federal income taxes of approximately $390,800 and for Chinese income taxes of approximately $340,900. US Federal net operating loss carryforwards may be carried forward up to a maximum of 20 years and will begin expiring in 2032. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. Chinese net operating loss carryforwards may be carried forward up to a maximum of 5 years and will begin expiring in 2021. At January 31, 2018 and 2017, Tieshan Oil and Amuli had $6,476 and $9,289 income tax payable for prior years’ income.

The deferred tax assets created from current and prior year net operating loss carry forwards have been calculated at 34% rate in the United States and the 25% rate in China. Deferred tax assets were comprised of the following as of January 31, 2018 and 2017:

	January 31,	January 31,
	2018	2017
NOL carryforward
Total deferred tax asset	$220,410	$156,869
Total deferred tax liabilities	-	-
Less valuation allowance	(220,410)	(156,869)
Net deferred tax asset	$-	$-

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The benefit for income taxes differed from the amount computed using the statutory United State tax rate of 34% for January 31, 2018 and 2017 as follows:

	Year Ended January 31,
	2018	2017
Income tax benefit at statutory rate	$(130,332)	$(726,844)
Difference in rates	15,984	12,453
Effect of change in statutory rate	50,807	-
Non-deductible expenses	-	648,485
Change in valuation allowance	63,541	65,906
Income tax benefit	$-	$-

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

The Company has no uncertain tax positions as of January 31, 2018 and 2017 due to limited nature of its operations. Income taxes for the years ended January 31, 2013 through 2015 remain subject to examination.

NOTE 13 - SEGMENTED INFORMATION

At January 31, 2017, the Company operates in two industry segments, health beverage and oil and gas, and one geographic segment, China, where majority current assets and equipment are located.

Segment assets and liabilities as of January 31, 2018 and 2017 were as follows:

January 31, 2018	Holding Company	Health beverage	Oil and gas	Total Consolidated
Assets
Current assets	$5,192	$98,151	$24,411,842	$24,515,185
Non-current assets	-	-	1,990,367	1,990,367
Liabilities
Current liabilities	145,316	531,184	19,412,315	20,088,815
Net assets (liabilities)	$(140,124)	$(433,033)	$6,989,894	$6,416,737

January 31, 2017	Holding Company	Health beverage	Oil and gas	Total Consolidated
Assets
Current assets	$5,820	$33,844	$69,845,223	$69,884,887
Non-current assets	-	83,190	1,998,428	2,081,618
Liabilities
Current liabilities	44,058	268,092	65,359,331	65,671,481
Net assets (liabilities)	$(38,238)	$(151,058)	$6,484,320	$6,295,024

Segment revenue and net loss for the years ended January 31, 2018 and 2017 were as follows:

Year Ended January 31, 2018	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$-	$1,916	$39,610,587	$39,612,503
Cost of goods sold	-	(6)	(39,349,592)	(39,349,598)
Operating expenses	(211,477)	(254,252)	(110,587)	(576,316)
Other expenses	-	-	(63,898)	(63,898)
Provision for income taxes	-	-	(6,021)	(6,021)
Net loss	$(211,477)	$(252,342)	$80,489	$(383,330)

Year Ended January 31, 2017	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$-	$-	$94,798,849	$94,798,849
Cost of goods sold	-	-	(94,247,019)	(94,247,019)
Operating expenses	(101,616)	(224,305)	(424,193)	(750,114)
Other income	-	77,528	-	77,528
Other expenses	(1,907,309)	-	(104,257)	(2,011,566)
Provision for income taxes	-	-	(5,454)	(5,454)
Net loss	$(2,008,925)	$(146,777)	$17,926	$(2,137,776)

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On or about December 6, 2017 the Company received notification from the US Securities and Exchange Commission (“SEC”) that the Public Company Accounting Oversight Board (“PCAOB”) has revoked the registration of our independent registered public accounting firm, Anthony Kam & Associates Ltd. (“AKAM”). As a result of the notification, effective December 6, 2017, the Company dismissed AKAM as the Company’s auditor. Concurrently with our dismissal of AKAM, our Board of Directors approved the engagement of WWC, Professional Corporation (“WWC”) of San Mateo, California as the new independent registered public accounting firm for the Company. The decision to change our independent registered public accounting firm was approved by the Company’s Board of Directors.

The Company originally engaged AKAM on July 3, 2015. During the period from July 3, 2015 to December 6, 2017 there were no disagreements with AKAM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to AKAM’s satisfaction, would have caused the auditor to make reference to the subject matter of the disagreement in connection with its report. The reports of AKAM on the financial statements of our Company’s for the fiscal years ended January 31, 2017 and January 31, 2016 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

During our two most recent fiscal years, the subsequent interim periods thereto, and through December 6, 2017, the engagement date of WWC, neither the Company, nor someone on its behalf, has consulted WWC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by WWC, in either case where written or oral advice provided by WWC would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues; or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of January 31, 2018 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside Directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of January 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended January 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
DS Chang	President, CEO, Director	48	February 9, 2018
Patrick Tan	Treasurer, CFO, Director	47	February 9, 2018
Jacky Chang	Secretary	42	February 9, 2018

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each current Director, Executive Officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. Ding-Shin “DS” Chang has since 2016 owned and operated his own financial services company, SGCI, with offices in Paris, London, Frankfurt, Hong Kong and Beijing, providing consulting services in the areas of lease financing, term financing, project financing, investment funds, fund management, corporate restructuring, and company reorganization. In 2013, he became the Vice-Chairman at a French financial group, a listing sponsor for NYSE-Euronext. His clients included companies from different countries across the globe. He worked for 16 years as a financial specialist and corporate Director serving the IT industry. Mr. Chang’s international professional career has spanned over 25 years, and he is fluent in French, English, and Mandarin.

Dr. Boon-Jin “Patrick” Tan founded Admall in 2015 and serves as its chairman. Mr. Tan specializes in corporate branding and identity and has many years of experience researching the human brain and cognition in the context of applied marketing, advertising and branding. Mr. Tan received the Asia Pacific Entrepreneurship Award in 2008 and has been awarded honorary degrees by Shenzhen University (China), Victoria University (Hong Kong), Carlton College (USA), California University School of International Business Studies (USA) and Sabi University (France). He was granted the honorary title of Dato’ Sri in 2016, by the Sultan of Pahang.

Mr. Liang-Yu “Jacky” Chang specializes in investor relations in connection with initial public offerings in the United States, the People’s Republic of China and Taiwan. He has held positions with Taiwan’s Chip Hope (8084:TT) and J Touch Corporation (TPE:3584), and United States listed companies GIA Investments Corp. (OTCMKTS:GIAI) and Nownews Digital Media Technology Co. Ltd. (OTCMKTS:NDMT). From 2015 to 2017 Mr. Chang served as Vice President of Asia for Marechal & Associes Limited, and since 2017 he has served Vice President for the German company, SGCI Corporate Finance GmbH.

Employment Agreements

Other than as set out below, we have no formal employment agreements with any of our employees, Directors or officers.

Family Relationships

None.

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at No. 10-2-4B, Jin Di Shang Tang Garden, Long Hua Xin Qu Shang Tang Road, Shenzhen, Guang Dong, China.

Board and Committee Meetings

Our Board of Directors currently consists of two members, DS Chang and Patrick Tan. The Board held no formal meetings during the year ended January 31, 2018. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended January 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Annual Report on Form 10-K.

Audit Committee

Currently the Company is developing a comprehensive Board of Directors and does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Audit Committee Financial Expert

Our Board of Directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our Principal Executive Officer;

(b)	each of our two most highly compensated Executive Officers who were serving as Executive Officers at the end of the year ended January 31, 2018, and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our Executive Officer at the end of the year ended January 31, 2018.

who we will collectively refer to as the named Executive Officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named Executive Officer, other than the Principal Executive Officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

2017 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
DC Chang,	2017	0	0	0	0	0	0	0	0
President, CEO, Director	2016	0	0	0	0	0	0	0	0

Patrick Tan,	2017	0	0	0	0	0	0	0	0
Treasurer, CFO, Director	2016	0	0	0	0	0	0	0	0

Jacky Chang,	2017	0	0	0	0	0	0	0	0
Secretary	2016	0	0	0	0	0	0	0	0

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended January 31, 2018.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended January 31, 2018.

Option Exercises and Stock Vested

During our fiscal year ended January 31, 2018, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 16, 2018 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 16, 2018. As of May 16, 2018, there were 74,976,241 shares of our company’s common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
DS Chang(2)	0	0.00%
Patrick Tan(3)	0	0.00%
Jacky Chang(4)	0	0.00%

Directors and Executive Officers as a Group (3 persons)	0	0.00%

5% or greater shareholders
Yang Baojin(5)	4,800,000	6.40%

____________

(1)	Percentages are calculated based on 74,976,241 shares of our company’s common stock issued and outstanding on May 15, 2018.
(2)	Address at 12 Rue de Lorraine 92300, Levallois-Perret, France.
(3)	Address at D-15-05 Menara Mitraland, Jalan Pju 5/1, Kota Damansara, 47810 Selangor, Malaysia.
(4)	Address at 2F, No. 63, Sec 6, Xinhai Road, Taipei, Taiwan.
(5)	Address at Beijng Fanshan Yandong Chemical Factory, Zhiu Zhuang Tsuen, Fanshan District, Beijing, China.

Changes in Control

If the Company, Admall and the Admall Sellers close the Admall Exchange, the Admall Exchange would result in the Admall Sellers owning the majority of the voting stock of the Company and would thus result in a change of control of the Company. For more information on the Admall Exchange, please see Part I, Item 1 (“Business”) of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Revenue, receivable and prepaid expenses

During the year ended January 31, 2018 and 2017, the Company generated revenue from two related parties of $0 and $21,128,105, respectively, which were related companies under common control with the Company.

At January 31, 2018 and 2017, the Company had amount due from related parties of $1,567,238 and $26,747,696, respectively. As of January 31, 2017, it consists of prepaid expenses of $1,567,238. As of January 31, 2017, it consists of a trade receivable past due within 1 month of $14,091,462 from a related company and a trade receivable past due within 1 year of $12,656,234 from another related company. All the related companies were customers of the Company and were under common control with the Company.

Accounts payable, other liabilities and loans

At January 31, 2018 and 2017, the Company had accounts payable and accrued liabilities of $17,514,842 and $63,270,068 to four related companies under common control with the Company, respectively.

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

During the year ended January 31, 2018 and 2017, the Company received $1,250 and $96,899 advances from various directors and shareholders and repaid $80,955 and $49,693, respectively. At January 31, 2018 and 2017, the Company owed $12,695 and $12,695 to a director of the Company, $5,203 and $5,203 to a director of Xin Rui HK, $9,616 and $8,352 to directors of Huaxin, $141,931 and $208,406 to directors of Amuli and $50,948 and $46,558 to shareholders of Amuli, for vendor payments made by those directors.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

As of January 31, 2018 and 2017, Due to related parties consist of the follows;

	January 31,	January 31,
	2018	2017
Accounts payable	$17,490,485	$63,259,434
Accrued liabilities	24,357	10,634
Loan from related parties	220,393	281,507
	$17,735,235	$63,551,575

Employment

The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

Contribution

During the years ended January 31, 2018 and 2017, related parties, who are shareholders of the Company, forgave debt, in the amount of $111,066 and $147,348, respectively for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

Director Independence

The Company does not have a separately designated nominating committee for its Board. None of our Directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2018 and 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended January 31, 2018	Year Ended January 31, 2017
Audit Fees (1)	$50,000	$50,000
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total	$50,000	$50,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included as part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	S-1	3.1	3/22/2013

3.2	Certificate of Amendment to Articles of Incorporation	10-K	3.2	5/13/2016

3.3	By-Laws of Registrant.	S-1	3.2	3/22/2013

10.1	Exchange Agreement, dated as of January 29, 2016, Resort Savers, Inc., Yang Baojin, and Huaxin Changrong (Shenzhen) Technology Service Company Limited, relating to Beijing Yandong Tieshan Oil Products Co., Ltd.	8-K	10.1	2/01/2016

10.2	Share Exchange Agreement, dated as of December 7, 2017, by and among Resort Savers, Inc., Dusun Eco Resort (2015) Sdn. Bhd., and the shareholders of Dusun Eco Resort (2015) Sdn. Bhd.	8-K	10.1	12/08/2017

10.3	Share Exchange Agreement, dated as of February 9, 2018, by and among Resort Savers, Inc., Admall Sdn. Bhd., and the shareholders of Admall Sdn. Bhd.	8-K	10.1	2/09/2018

10.4	Termination of Share Exchange Agreement, dated as of February 9, 2018, by and among Resort Savers, Inc., Dusun Eco Resort (2015) Sdn. Bhd., and the shareholders of Dusun Eco Resort (2015) Sdn. Bhd.	8-K	10.2	2/09/2018

14.1	Code of Ethics.	10-K	14.1	05/01/2014

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

__________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

RESORT SAVERS, INC.
(Registrant)

Dated: May 16, 2018	By:	/s/ DS Chang
DS Chang
President, CEO
(Principal Executive Officer)

Dated: May 16, 2018	By:	/s/ Patrick Tan
Patrick Tan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 16, 2018	By:	/s/ DS Chang
DS Chang
President, Chief Executive Officer and Director

Dated: May 16, 2018	By:	/s/ Patrick Tan
Patrick Tan
Treasurer, Chief Financial Officer and Director

