Form 10-Q
period 2018-04-30
Resort Savers, Inc.
filed 2018-06-19
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

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

As of June 14, 2018, there were 520,976,241 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RESORT SAVERS, INC.

Condensed Consolidated Balance Sheets

	April 30,	January 31,
	2018	2018

ASSETS
Current Assets
Cash and cash equivalents	$88,738	$44,681
Accounts receivable	25,504,406	22,820,925
Other receivable	35,777	36,026
Prepaid expenses and deposits	16,900	46,315
Amount due from related parties	-	1,567,238
Total Current Assets	25,645,821	24,515,185
Equipment, net	8,069	10,580
Goodwill	1,979,787	1,979,787
TOTAL ASSETS	$27,633,677	$26,505,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,242,672	$1,229,442
Short-term loan	947,400	795,000
Deferred revenue	283,799	266,857
Due to related parties	18,745,672	17,744,987
Tax payable	5,859	6,476
Other current payable	45,744	46,053
Total Current Liabilities	21,271,146	20,088,815
TOTAL LIABILITIES	21,271,146	20,088,815

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 74,976,241 shares issued and outstanding	7,498	7,498
Additional paid-in capital	8,306,621	8,265,821
Accumulated deficit	(5,207,598)	(5,142,944)
Accumulated other comprehensive loss	51,701	67,424
Total Resort Savers, Inc. stockholders' equity	3,158,222	3,197,799
Non-controlling interest	3,204,309	3,218,938
Total equity	6,362,531	6,416,737
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,633,677	$26,505,552

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

	Three Months Ended
	April 30,
	2018	2017

Revenue	$2,457,205	$13,849,619
Cost of goods sold	2,420,516	13,855,902
Gross Profit (loss)	36,689	(6,283)

Operating Expenses
General and administrative	35,653	83,346
Professional fees	50,420	3,783
Total Operating Expenses	86,073	87,129

Loss From Operations	(49,384)	(93,412)

Other Expense
Interest expense	(11,880)	-
Total Other Expenses	(11,880)	-

Loss Before Income Taxes	(61,264)	(93,412)
Provision for income taxes	(2,242)	-

Net Loss	(63,506)	(93,412)
Net (income) loss attributable to the non-controlling interest	(1,148)	44,170
Net Loss Attributable To The Shareholders Of Resort Savers, Inc.	$(64,654)	$(49,242)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$(31,500)	$(10,199)
Total Comprehensive Loss	(95,006)	(103,611)
Comprehensive (income) loss attributable to the non-controlling interest	14,629	48,964
Total Comprehensive Loss Attributable To The Shareholders Of Resort Savers, Inc.	$(80,377)	$(54,647)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	74,976,241	74,976,241

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Cash Flows

 (Unaudited)

	Three Months Ended
	April 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,506)	$(93,412)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	2,445	24,892
Changes in operating assets and liabilities:
Amount due from related party	1,561,324	14,071,287
Accounts receivable	(2,683,481)	16,733,332
Other receivable	249	19
Prepaid expenses and deposits	29,415	2,385
Accounts payable	13,230	(31,426)
Deferred revenue	16,942	-
Amount due to related party	1,126,882	(30,638,838)
Tax payable	(617)	(19,616)
Other payable	(309)	605
Net cash provided by operating activities	2,574	49,228

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	158,400	-
Loans from related parties	40,800	-
Net cash provided by financing activities	199,200	-

Effects on changes in foreign exchange rate	(157,717)	(57,124)

Net decrease in cash and cash equivalents	44,057	(7,896)
Cash and cash equivalents - beginning of period	44,681	51,208
Cash and cash equivalents - end of period	$88,738	$43,312

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.

Notes to the Consolidated Financial Statements

April 30, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Resort Savers, Inc. (“we,” “us,” “our,” the “Company,” “Resort Savers” or “RSSV”) is a Nevada corporation incorporated on June 25, 2012. It is based in Shenzhen, the People’s Republic of China (the “PRC”). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is January 31.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the SEC on May 16, 2018.

Principles of Consolidation

At April 30, 2018, the principal subsidiaries of the Company were listed as follows:

Entity Name	Acquisition Date	Ownership	Jurisdiction	Investments Held By	Nature of Operation	Fiscal Year
Xing Rui International Investment Holding Group Co., Ltd. (“Xing Rui”)	December 22, 2014	100%	Seychelles	Resort Savers	Holding Company	January 31
Xing Rui International Investment Group Ltd. (“Xing Rui HK”)	December 22, 2014	100%	Hong Kong, the PRC	Xing Rui	Holding Company	January 31
Huaxin Changrong (Shenzhen) Technology Service Co., Ltd. (“Huaxin”) *	August 27, 2015	100%	the PRC	Xing Rui	Holding Company	December 31
Shenzhen Amuli Industrial Development Company Limited (“Amuli”) *	October 1, 2015	60%	the PRC	Huaxin	Beverage Producer	December 31
Beijing Yandong Tieshan Oil Products Co., Ltd. (“Tieshan Oil”) *	January 29, 2016	51%	the PRC	Huaxin	Trading of oil products	December 31

___________________

*	The English names used are translated only.

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

The Company’s subsidiaries, whose records are not maintained in that company’s functional currency, re-measure their records into their functional currency as follows:

•	Monetary assets and liabilities at exchange rates in effect at the end of each period

•	Nonmonetary assets and liabilities at historical rates

•	Revenue and expense items at the average rate of exchange prevailing during the period

Gains and losses from these re-measurements were not significant and have been included in the Company’s results of operations.

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date

•	Equities at historical rate

•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	April 30,	January 31,
	2018	2018

Spot RMB: USD exchange rate	$0.1579	$0.1590
Average RMB: USD exchange rate	$0.1584	$0.1452-0.1528
Spot HKD: USD exchange rate	$0.129	$0.129
Average HKD: USD exchange rate	$0.129	$0.129

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

Tieshan Oil

During the three months ended April 30, 2018, one customer, who is a related party, accounted for 100% of revenues of Tieshan Oil. During the three months ended April 30, 2017, one customer accounted for approximately 100% of revenues of Tieshan Oil.

As of April 30, 2018, three customers accounted for approximately 100% of accounts receivable. As of January 31, 2018, two customers accounted for approximately 99% of accounts receivable. There were no significant changes of such concentrations of credit risk between April 30, 2018 and January 31, 2018.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, other receivable, prepaid expenses and deposits, amount due from related parties, accounts payable and accrued liabilities, short-term loan, deferred revenue and due to stockholders. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of April 30, 2018 and January 31, 2018. No bad debts were written off for the three months ended April 30, 2018 and 2017. The Company’s accounts receivable consists of only trade receivables from customers which are unrelated to the Company. Trade receivables from customers which are related to the Company are categorized in amount due from related parties (Note 14). As at April 30, 2018 and January 31, 2018, the Company had accounts receivable of $25,504,406 and $22,820,925, respectively.

Aging analysis of accounts receivable is as follows:

	April 30,	January 31,
	2018	2018
0 - 30 days	$2,841,361	$16,761,646
90 - 120 days	16,645,685	-
Over 1 year	6,017,360	6,059,279
	$25,504,406	$22,820,925

NOTE 5 – EQUIPMENT

Property and equipment at April 30, 2018 and January 31, 2018 consist of the following:

	April 30,	January 31,
	2018	2018
Cost:
Machinery	$257,394	$259,241
Less: accumulated depreciation	(249,325)	(248,661)
Equipment, net	$8,069	$10,580

During the three months ended April 30, 2018 and January 31, 2018, the Company recorded depreciation of $2,445 and $24,892, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consist of the followings:

	April 30,	January 31,
	2018	2018
Accounts payable (to third party suppliers)	$1,158,356	$1,128,965
Accrued expenses (to third party service providers)	83,842	100,000
Payroll payable	474	477
	$1,242,672	$1,229,442

NOTE 7 – SHORT-TERM LOAN

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business.

During the year ended January 31, 2017, the Company borrowed a loan from a money provider. The amount is denominated in Renminbi of RMB7,200,000. During the year ended January 31, 2017, the Company repaid RMB 2,200,000. The interest rate is 0.5% per month. The loan is secured by 48.83% shares of Tieshan Oil held by Mr. Yang Baojin (“Mr. Yang”). The Loan was due on October 7, 2017 and the outstanding amount of $789,500 (RMB 5,000,000) is currently in default. The Company believes that the carrying value of the equity interest in Tieshan Oil, which is a financial instrument, and which has been pledged by Mr. Yang as collateral for the loan is sufficient to underlie the loan, and the Company has not been requested to add any additional credit enhancements.

During the three months ended April 30, 2018, the Company borrowed a loan from a money provider. The Amount is RMB 1,000,000 and the loan bears 2% interest per month and due on May 6, 2018.

During the year ended April 30, 2018 and 2017, the Company borrowed $158,400 (RMB1,000,000) and incurred interest of $11,880 and $0, respectively. On April 30, 2018 and January 31, 2018, the Company had a short-term loan balance of $947,400 and $795,000, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

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

During the three months ended April 30, 2018, there were no issuance of common stock.

As at April 30, 2018 and January 31, 2018, the Company had 74,976,241 common shares issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

Additional Paid-In Capital

During the three months ended April 30, 2018, related parties contributed additional paid-in capital in the amount of $40,800, to fund operating expenses.

NOTE 9 – RELATED PARTY TRANSACTIONS

Revenue, receivable and prepaid expenses

During the three months ended April 30, 2018 and 2017, the Company generated revenue from one related party of $2,457,205 and one related party of $13,847,006, respectively, which were related companies under common control with the Company.

At April 30, 2018 and January 31, 2018, the Company had amount due from related parties of $0 and $1,567,238, respectively. As of January 31, 2018, it consists of prepaid expenses of $1,567,238. All the related companies were customers of the Company and were under common control with the Company.

Accounts payable, other liabilities and loans

At April 30, 2018 and January 31, 2018, the Company had accounts payable and accrued liabilities of $18,516,996 and $17,514,842 to three and four related companies under common control with the Company, respectively.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the three months ended April 30, 2018 and 2017, the Company received $40,800 and $0 advances from various directors and shareholders, respectively. At April 30, 2018 and January 31, 2018, the Company owed $12,695 and $12,695 to a director of the Company, $5,203 and $5,203 to a director of Xing Rui HK, $19,234 and $19,368 to directors of Huaxin, $140,949 and $141,931 to directors of Amuli and $50,595 and $50,948 to shareholders of Amuli, for vendor payments made by those directors.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

As of April 30, 2018 and January 31, 2018, Due to related parties consist of the follows;

	April 30,	January 31,
	2018	2018
Accounts payable	$18,507,018	$17,490,485
Accrued liabilities	9,978	24,357
Loan from related parties	228,676	230,145
	$18,745,672	$17,744,987

Employment

The Company does not have employment contracts with its key employees, including the controlling shareholders who are officers of the Company.

Contribution

During the three months ended April 30, 2018 and 2017, related parties, who are shareholders of the Company, forgave debt, in the amount of $40,800 and $833, respectively for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On August 23, 2016, Amuli entered into a lease agreement for office space in Shenzhen city, Guangdong Province, P.R.C. commencing on August 23, 2016 for a three-year lease term. The monthly rental expense is approximately $6,762 (RMB 42,526).

As of January 31, 2018, the outstanding lease commitments are:

Year 1	$81,140
Year 2	47,332
$128,472

NOTE 11 - SEGMENTED INFORMATION

At April 30, 2018, the Company operates in two industry segments, health beverage and oil and gas, and one geographic segment, China, where majority current assets and equipment are located.

Segment assets and liabilities as of April 30, 2018 and January 31, 2018 were as follows:

April 30, 2018	Holding Company	Health beverage	Oil and gas	Total Consolidated
Assets
Current assets	$975	$96,025	$25,548,821	$25,645,821
Non-current assets	-	-	1,987,856	1,987,856
Liabilities
Current liabilities	154,336	546,321	20,570,489	21,271,146
Net assets (liabilities)	$(153,361)	$(450,296)	$6,966,188	$6,362,531

January 31, 2018	Holding Company	Health beverage	Oil and gas	Total Consolidated
Assets
Current assets	$5,192	$98,151	$24,411,842	$24,515,185
Non-current assets	-	-	1,990,367	1,990,367
Liabilities
Current liabilities	145,316	531,184	19,412,315	20,088,815
Net assets (liabilities)	$(140,124)	$(433,033)	$6,989,894	$6,416,737

Segment revenue and net loss for the three months ended April 30, 2018 and January 31, 2018 were as follows:

Three Months Ended April 30, 2018	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$-	$-	$2,457,205	$2,457,205
Cost of goods sold	-	-	(2,420,516)	(2,420,516)
Operating expenses	(54,173)	(20,324)	(11,576)	(86,073)
Other expenses	-	-	(11,880)	(11,880)
Provision for income taxes	-	-	(2,242)	(2,242)
Net income (loss)	$(54,173)	$(20,324)	$10,991	$(63,506)

Three Months Ended April 30, 2017	Holding Company	Health beverage	Oil and gas	Total Consolidated
Revenue	$2,614	$-	$13,847,005	$13,849,619
Cost of goods sold	-	-	(13,855,902)	(13,855,902)
Operating expenses	(5,500)	(24,501)	(57,128)	(87,129)
Provision for income taxes	-	-	-	-
Net loss	$(2,886)	$(24,501)	$(66,025)	$(93,412)

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

On May 21, 2018, the Company entered into a Convertible Note Purchase Agreement (the “NPA”) with NYJJ (Hong Kong) Limited, a Hong Kong corporation (“NYJJ”). Pursuant to the NPA, NYJJ loaned the Company $100,000, and the Company issued to NYJJ a note convertible into Common Stock of the company at the price of one-third of a cent (1/3 of $0.01) (the “Note”). Subsequent to the closing of the NPA and the issuance of the Note, NYJJ converted the Note into 30,000,000 shares of Common Stock of the Company, which represents approximately 5.76% of the Company’s outstanding Common Stock.

Acquisition of Beijing Yandong Tieshan Oil Products Co., Ltd

On May 16, 2018, the Company entered into a Share Exchange Agreement (the “Tieshan Oil Agreement”) with Mr. Yang, president and owner of 49% of Tieshan Oil. Pursuant to the Tieshan Oil Agreement and subject to the terms and conditions contained therein, the Company, through Huaxin, agreed to acquire 49% of Tieshan Oil held by Mr. Yang, in exchange for the issuance to Mr. Yang of 16,000,000 shares of the Company’s common stock. The acquisition closed simultaneously with the execution of the Agreement.

Acquisition of Admall Sdn. Bhd.

On May 16, 2018, the Company closed the acquisition of Admall Sdn. Bhd., a limited liability company incorporated in Malaysia (“Admall”) by way of share exchange (the “Admall Acquisition”). The Company effected the Admall Acquisition pursuant to the terms of that certain Share Exchange Agreement, dated February 9, 2018, by and between the Company, Admall, and Mr. Boon Jin “Patrick” Tan, an individual who prior to the closing of the Admall Acquisition held 100% of the outstanding equity interests of Admall.

At the closing of the Admall Acquisition, the Company acquired 100% of the outstanding equity interests of Admall from Mr. Tan, and the Company issued 400,000,000 shares of Common Stock to Mr. Tan, which at the time of closing represented approximately 81.47% of the Company’s outstanding Common Stock (after taking account of shares issued to Mr. Yang in connection with the Tieshan Oil Acquisition). As a result, Mr. Tan became a stockholder of the Company and Admall became a wholly-owned subsidiary of the Company.

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

Worx America, Inc.

From January 2015 through March 2015, the Company, by and through its wholly owned subsidiary, Xing Rui, acquired 20,068,750 shares of common stock (representing 20% of the issued and outstanding common stock) of Worx America, Inc. (“Worx”), a private company based in Houston, Texas, in exchange for $1,650,000 cash and 1,000,000 shares of common stock of Borneo Resource Investments Ltd. (“BRNE”) with a value of $350,000. Specifically, on January 28, 2015, the Company paid $350,000 cash in exchange for 5,403,728 common shares of Worx, on March 20, 2015, the Company paid $1,300,000 cash and transferred 1,000,000 shares of common stock of BRNE in exchange for 14,665,022 common shares of Worx. The Company accounted for this investment using the equity method, with an initial cost of $2,000,000.

Worx designs automated solutions for industrial, environmental and energy industries to improve efficiency and systems output. The Worx automated robotic tank cleaning system reduces tank cleaning time, reduces or eliminates the need for personnel to enter tanks, and may reduce the volume of solvents used to clean a tank.

Shenzhen Amuli Industrial Development Co. Ltd.

On October 1, 2015, the Company issued 3,033,926 shares of its common stock to Xu Xiao Yun in exchange for sixty percent (60%) of Shenzhen Amuli Industrial Development Co. Ltd., a PRC corporation (“Amuli”). The equity of Amuli that was transferred by Xu Xiao Yun is held by Huaxin, which was formed by Xing Rui for the purpose of holding the equity of Amuli and other PRC subsidiaries. The purchase price was valued $2,400,000.

Amuli seeks to develop, market and sale the health beverage drink Kvass and hopes to generate sales and profits in 2018.

Amendment to Articles of Incorporation

On October 9, 2015, we amended our articles of incorporation to increase the maximum number of authorized shares of common stock to 1,000,000,000 shares. We did not amend the number of authorized shares of preferred stock or par values for common stock or preferred stock.

Beijing Yandong Tieshan Oil Products Co., Ltd.

On January 29, 2016, the Company entered into an exchange agreement (the “Tieshan Oil Exchange Agreement”) with Mr. Yang, a citizen of the PRC, and the Company’s subsidiary Huaxin. Mr. Yang is the president and majority owner of Tieshan Oil. Pursuant to the Tieshan Oil Exchange Agreement, the Company issued 4,800,000 shares of its common stock to Mr. Yang, who delivered to Huaxin an ownership interest in Tieshan Oil such that Huaxin at the time of closing owned 51% of all ownership interests in Tieshan Oil (the “Tieshan Oil Exchange”). The Company held 1,200,000 shares of its common stock in escrow (the “Escrow Shares”) to issue to Mr. Yang twelve months following the closing of the Tieshan Oil Exchange, in connection with the successful performance of certain covenants by Mr. Yang. The Company did not issue the Escrow Shares to Mr. Yang in connection with the Tieshan Oil Exchange.

On May 16, 2018, the Company completed its acquisition of Tieshan Oil by entering into a second share exchange agreement (the “Second Tieshan Oil Exchange Agreement”) with Mr. Yang. Pursuant to the Second Tieshan Oil Exchange Agreement, the Company, through Huaxin, agreed to acquire the remaining 49% of Tieshan Oil held by Mr. Yang, in exchange for the issuance to Mr. Yang of 16,000,000 shares of the Company’s common stock (the “Tieshan Oil Acquisition”). The Tieshan Oil Acquisition closed simultaneously with the execution of the Second Tieshan Oil Exchange Agreement.

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

Admall Sdn. Bhd.

On February 9, 2018, the Company entered into a Share Exchange Agreement (the “Admall Exchange Agreement”) with Admall Sdn. Bhd., a limited liability company incorporated in Malaysia (“Admall”), and Boon Jin “Patrick” Tan, the owner of 100% of the equity interests in Admall. Pursuant to the Admall Exchange Agreement, the Company acquired from Mr. Tan all outstanding equity interests of Admall in exchange for 400,000,000 shares of common stock of the Company (the “Admall Acquisition”). On May 16, 2018, the Company closed the Admall Acquisition.

Admall engages in the business of digital advertising and education.

Change of Management

On February 9, 2018, concurrently with the execution of the Admall Exchange Agreement and the Dusun Termination Agreement, Zhou Gui Bin resigned from his positions as President, CEO, Secretary and Director of the Company, and Zhou Wei resigned from his positions as Treasurer, CFO and Director of the Company. The departing Directors approved, by written consent in lieu of special meeting of the Board of Directors, the appointment of Mr. Ding-Shin “DS” Chang and Mr. Boon Jin “Patrick” Tan as the new Directors of the Company and submitted such appointment for approval and ratification by the Company’s stockholders. The Company’s departing Directors also appointed Mr. DS Chang as the Company’s President and CEO, Mr. Tan as the Company’s Treasurer and CFO, and Mr. Liang-Yu “Jacky” Chang as the Company’s Secretary, all of whom are to serve on an at-will basis until their resignation or removal by the Company’s Board of Directors.

Results of Operations

Our operations for the three and nine months ended April 30, 2018 are outlined below:

Three months ended April 30, 2018 compared to three months ended April 30, 2017.

	Three Months Ended
	April 30,		Change
	2018	2017	Amount	%
Revenue	$2,457,205	$13,849,619	$(11,392,414)	(82)%
Cost of Goods Sold	$2,420,516	$13,855,902	$(11,435,386)	(83)%
Gross Profit (Loss)	$36,689	$(6,283)	$42,972	(684)%
Operating expenses	$86,073	$87,129	$(1,056)	(1)%
Net loss	$63,506	$93,412	$(29,906)	(32)%

For the three months ended April 30, 2018 and 2017, we had revenue of $2,457,205 and $13,849,619, respectively. Expenses for the three months ended April 30, 2018 totaled $2,506,589 resulting in a net loss of $63,506 as compared to a net loss of $93,412 for the three months ended April 30, 2017. The decrease in net loss for the three months ended April 30, 2018 is a result of an increase in gross profit.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of April 30, 2018 and January 31, 2018, respectively.

Working Capital

	April 30,	January 31,	Change
	2018	2018	Amount	%
Cash	$88,738	$44,681	$44,057	99%

Current Assets	$25,645,821	$24,515,185	$1,130,636	5%
Current Liabilities	$21,271,146	$20,088,815	$1,182,331	6%
Working Capital	$4,374,675	$4,426,370	$(51,695)	(1)%

Cash Flows

	Three Months Ended
	April 30,		Change
	2018	2017	Amount	%
Cash Flows provided by operating activities	$2,574	$49,228	$(44,057)	(95)%
Cash Flows used in investing activities	$-	$-	$-	-
Cash Flows used in financing activities	$199,200	$-	$199,200	-
Effects on changes in foreign exchange rate	$(157,717)	$(57,124)	$(100,593)	176%
Net decrease in cash during period	$44,057	$(7,896)	$(36,161)	458%

On April 30, 2018, our Company’s cash balance was $88,738 and total assets were $27,633,677. On January 31, 2018, our Company’s cash balance was $44,681 and total assets were $26,505,552. The change in total assets was primarily due to an increase in accounts receivable of $2,683,481, offset by a reduction in amount due from related parties of $1,561,324.

On April 30, 2018, our Company had total liabilities of $21,271,146, compared with total liabilities of $20,088,815 as at January 31, 2018. The increase in liabilities was primarily due to an increase in amounts owing to related parties of $1,000,685.

On April 30, 2018, our Company had working capital of $4,374,675 compared with working capital of $4,426,370 as at January 31, 2018. The decrease in working capital was primarily attributed to an increase in due to related parties and a decrease in amount due from related parties offset by an increase in accounts receivable.

Cash Flow from Operating Activities

During the three months ended April 30, 2018, our Company generated $2,574 in operating activities, compared to $49,228 provided by operating activities during the three months ended April 30, 2017. The cash used in operating activities for the three months ended April 30, 2018, was attributed to a decrease in changes in operations assets and liabilities.

Cash Flow from Investing Activities

During the three months ended April 30, 2018 and 2017, we did not use any cash for investing activities.

Cash Flow from Financing Activities

During the three months ended April 30, 2018, our Company received $199,200 in financing activities compared to $0 in financing activities during the three months ended April 30, 2017. The cash flow for financing activities for the three months ended April 30, 2018, was a result of $158,400 for a proceed from short-term loan and $40,800 in proceed from loans from related parties.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2018, reported under Item 8.01 (“Other Events”) that the Company entered into a Convertible Note Purchase Agreement (the “NPA”) with NYJJ Investments Limited, a Hong Kong corporation. We incorrectly named the counterparty to the NPA in our original filing. The correct name of the counterparty to the NPA is NYJJ (Hong Kong) Limited.

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

RESORT SAVERS, INC.
(Registrant)

Dated: June 19, 2018	/s/ DS Chang
Ding-Shin “DS” Chang
President, Chief Executive Officer and Director
(Principal Executive Officer)

