Form 10-QT
period 2018-06-30
Resort Savers, Inc.
filed 2018-08-20
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ________________

or

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2018 to June 30, 2018

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

As of August 20, 2018, there were 520,976,241 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RESORT SAVERS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$150,096	$989
Accounts receivable	1,151,597	129,435
Inventory	97,881	124,343
Prepaid and Other current assets	100,977	76,103
Amount due from related parties	15,980,182	157,863
Total Current Assets	17,480,733	488,733
Property and Equipment, net	717,601	760,278
Goodwill	3,199,594	-
TOTAL ASSETS	$21,397,928	$1,249,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,170,100	$22,517
Accrued liabilities and other payable	113,455	58,388
Deferred revenue	432,995	163,418
Due to related parties	11,385,797	134,758
Tax payable	59,214	34,191
Total Current Liabilities	13,161,561	413,272

Deferred tax liabilities	58,741	78,414
TOTAL LIABILITIES	13,220,302	491,686

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 520,976,241 and 400,000,000 shares issued and outstanding	52,098	40,000
Additional paid-in capital	8,895,116	1,166,475
Accumulated deficit	(593,203)	(464,343)
Accumulated other comprehensive income (loss)	(183,890)	15,193
Total Resort Savers, Inc. stockholders’ equity	8,170,121	757,325
Non-controlling interest	7,505	-
Total equity	8,177,626	757,325
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,397,928	$1,249,011

The notes are an integral part of these unaudited financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$4,571,526	$105,563	$4,782,558	$594,294
Cost of goods sold	4,325,035	19,199	4,481,186	190,023
Gross Profit (loss)	246,491	86,364	301,372	404,271

Operating Expenses
General and administrative	119,565	220,849	310,168	705,006
Professional fees	22,837	-	22,837	-
Total Operating Expenses	142,402	220,849	333,005	705,006

Loss from Operations	104,089	(134,485)	(31,633)	(300,735)

Other Expense
Other income	601	41,651	2,672	58,188
Other loss	(13,754)	-	(13,754)	-
Interest expense	(88,315)	-	(88,315)	-
Total Other Income Expenses	(101,468)	41,651	(99,397)	58,188

Loss Before Income Taxes	2,621	(92,834)	(131,030)	(242,547)
Provision for income taxes	(19,005)	(43)	1,792	23,293

Net Loss	(16,384)	(92,877)	(129,238)	(219,254)
Net (income) loss attributable to the non-controlling interest	378	-	378	-
Net Loss Attributable to the Shareholders of Resort Savers, Inc.	$(16,006)	$(92,877)	$(128,860)	$(219,254)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(228,603)	16,684	$(191,200)	$25,460
Total Comprehensive Loss	(244,987)	(76,193)	(320,438)	(193,794)
Comprehensive (income) loss attributable to the non-controlling interest	(7,505)	-	(7,505)
Total Comprehensive Loss Attributable to The Shareholders of Resort Savers, Inc.	$(252,492)	$(76,193)	$(327,943)	$(193,794)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	295,811,406	400,000,000	186,003,865	400,000,000

The notes are an integral part of these unaudited financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(129,237)	$(219,254)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	58,848	50,811
Loss on disposal of plant and equipment	-	6,487
Impairment loss of investment	-	-
Goodwill impairment	-	-
Changes in operating assets and liabilities:
Amount due from related party	(16,324,038)	(50,702)
Accounts receivable	24,112,307	(415)
Inventories	28,017	128,860
Other receivable	27,418	(7,054)
Prepaid expenses and deposits	833	-
Accounts payable and accrued liabilities	(38,037)	(119,138)
Deferred revenue	(12,402)	-
Amount due to related party	(6,909,848)	122,497
Tax payable	(1,812)	(23,905)
Other payable	(1,943)	-
Net cash provided by (used in) operating activities	810,106	(111,813)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received through business acquisition	88,738	-
Proceeds from disposal of plant and equipment	952	8,204
Purchase of plant and equipment	-	(1,273)
Net cash provided by investing activities	89,690	6,931

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-
Proceeds from short-term loan	-	-
Repayment of short-term loan	(934,800)	-
Loans from related parties	66,190	-
Repayments of loans from related parties	-	-
Net cash used in financing activities	(868,610)	-

Effects on changes in foreign exchange rate	117,921	(1,996)

Net increase (decrease) in cash and cash equivalents	149,107	(106,878)
Cash and cash equivalents - beginning of period	989	51,492
Cash and cash equivalents - end of period	$150,096	$(55,386)

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Cancellation of debt forgiveness by related party	$(41,600)	$-
Common stock issued for conversion of debt	$100,000	$-
Beneficial conversion feature	$100,000	$-

The notes are an integral part of these unaudited financial statements.

RESORT SAVERS, INC.

Notes to the Consolidated Financial Statements

June 30, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Resort Savers, Inc. (“we,” “us,” “our,” the “Company,” “Resort Savers” or “RSSV”) is a Nevada corporation incorporated on June 25, 2012. It is based in Shenzhen, the People’s Republic of China (the “PRC”). The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

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

Admall Share Exchange and Recapitalization

Admall Sdn. Bhd.

On May 16, 2018, the Company closed the acquisition of Admall Sdn. Bhd., a limited liability company incorporated in Malaysia (“Admall”) by way of share exchange (the “Admall Acquisition”). The Company effected the Admall Acquisition pursuant to the terms of that certain Share Exchange Agreement (the “Admall Agreement”), dated February 9, 2018, by and between the Company, Admall, and Mr. Boon Jin “Patrick” Tan, an individual who prior to the closing of the Admall Acquisition held 100% of the outstanding equity interests of Admall. See Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on February 9, 2018, which is incorporated herein by reference, for a detailed description of the Admall Agreement.

At the closing of the Admall Acquisition, the Company acquired 100% of the outstanding equity interests of Admall from Mr. Tan, and the Company issued 400,000,000 shares of Common Stock to Mr. Tan, which at the time of closing represented approximately 81.47% of the Company’s outstanding Common Stock. As a result, Mr. Tan became a stockholder of the Company and Admall became a wholly-owned subsidiary of the Company. For federal income tax purposes, the Admall Acquisition was intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

For financial accounting purposes, the Admall Agreement has been accounted for as a reverse acquisition by the Admall, and resulted in a recapitalization, with Admall being the accounting acquirer and the Company as the acquired entity. The consummation of the Admall Agreement resulted in a change of control of RSSV. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Admall, and have been prepared to give retroactive effect to the reverse acquisition completed on May 16, 2018 and represent the operations of Admall.

As a result of the above, these consolidated financial statements represent Admall as the accounting acquirer (legal acquiree) and RSSV from May 16, 2018 forward as the accounting acquiree (legal acquirer) and the legal capital stock (number and type of equity interests issued) is that of RSSV, the legal parent, in accordance with guidance on reverse acquisitions accounted for as a business combination. Therefore, the Company recognized goodwill of $3,199,594.

Change in Fiscal Year

On July 3, 2018, our Board of Directors approved a change in our Fiscal Year End from January 31 to December 31. The Company now operates on a fiscal year ending on December 31.

Reverse Stock Split

On July 3, 2018, our Board of Directors approved a reverse one-for-thirty (1-for-30) stock split (the “Reverse Split”) of the Company’s issued and outstanding common stock, par value $0.0001 per share. The Reverse Split will have no effect on the number of authorized common stock of the Company, nor will it effect the authorized or issued and outstanding shares of preferred stock, par value $0.0001 per share, since the Company has no shares of preferred stock issued or outstanding. The Reverse Split will be effective upon approval by FINRA. No adjustments have been made to the financial statements.

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on May 16, 2018.

Principles of Consolidation

At June 30, 2018, the principal subsidiaries of the Company were listed as follows:

Entity Name	Acquisition Date	Ownership		Jurisdiction	Investments Held By	Nature of Operation	Fiscal Year
Admall Sdn. Bhd.	May 16, 2018	100%		Malaysia	RSSV	Nutritional Services	December 31
Xing Rui International Investment Holding Group Co., Ltd. (“Xing Rui”)	December 22, 2014	100%		Seychelles	RSSV	Holding Company	January 31
Xing Rui International Investment Group Ltd. (“Xing Rui HK”)	December 22, 2014	100%		Hong Kong, the PRC	Xing Rui	Holding Company	January 31
Huaxin Changrong (Shenzhen) Technology Service Co., Ltd. (“Huaxin”) *	August 27, 2015	100%		the PRC	Xing Rui	Holding Company	December 31
Shenzhen Amuli Industrial Development Company Limited (“Amuli”) *	October 1, 2015	60%		the PRC	Huaxin	Beverage Producer	December 31
Beijing Yandong Tieshan Oil Products Co., Ltd. (“Tieshan Oil”) *	January 29, 2016 May 16, 2018	51 49	% %	the PRC	Huaxin	Trading of oil products	December 31

__________

*	The English names used are translated only.

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

The Company’s functional currency and reporting currency is the U.S. dollar, subsidiaries’ functional currency is the Chinese Yuan Renminbi (“CNY”), Malaysian Ringgit (“MYR”) and Hong Kong Dollar (“HKD”).

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date

•	Equities at historical rate

•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	June 30,	December 31,
	2018	2017

Spot RMB: USD exchange rate	$0.1510	$-
Average RMB: USD exchange rate	$0.1558	$-
Spot HKD: USD exchange rate	$0.129	$-
Average HKD: USD exchange rate	$0.129	$-
Spot MYR: USD exchange rate	$0.2480	$0.2462
Average MYR: USD exchange rate	$0.2538	$0.2326

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

Tieshan Oil

During the six months ended June 30, 2018, one customer, who is a related party, accounted for 94% of revenues of Tieshan Oil.

As of June 30, 2018, three customers accounted for approximately 100% of accounts receivable.

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

Inventory

Inventories, consisting of raw material, are primarily accounted for using the first-in-first-out (“FIFO”). Inventories are measured at the lower of cost and net realizable value. The Company estimates the net realizable value of inventories based on an assessment of expected sales prices. Demand levels and pricing competition could change from time to time. If such factors result in an adverse effect on the Company’s products, the Company might be required to reduce the value of its inventories.

Property and equipment

Fixed assets are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows:

Computer and software	3 years
Furniture and fittings	6 years
Office equipment	4 years
Plant and machinery	5 ~ 10 years
Renovation	3.3 years

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

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the six months ended June 30, 2018 and 2017, the Company did not impair any long-lived assets.

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Income Taxes and Deferred Taxes

Tax expense in profit or loss comprises current and deferred tax. Current tax and deferred tax are recognized in profit or loss except to the extent that it relates to a business combination or items recognized directly in equity or other comprehensive income.

Deferred tax is recognized using the liability method for all temporary differences between the carrying amounts of assets and liabilities in the statement of financial position and their tax bases. Deferred tax is not recognized for the temporary differences arising from the initial recognition of goodwill, the initial recognition of assets and liabilities in a transaction which is not a business combination and that affects neither accounting nor taxable profit or loss. Deferred tax is measured at the tax rates that are expected to be applied to the temporary differences when they reverse, based on the laws that have been enacted or substantively enacted by the end of the reporting period.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of June 30, 2018 and December 31, 2017. No bad debts were written off for the six months ended June 30, 2018 and 2017. The Company’s accounts receivable consists of only trade receivables from customers which are unrelated to the Company. Trade receivables from customers which are related to the Company are categorized in amount due from related parties (Note 14). As at June 30, 2018 and December 31, 2017, the Company had accounts receivable of $1,151,597 and $129,435, respectively.

NOTE 5 - PREPAID AND OTHER CURRENT ASSETS

Prepaid expense and other current assets at June 30, 2018 and December 31, 2017 consist of the following

	June 30,	December 31,
	2018	2017

Other receivables	$41,884	$3,250
Deposits	14,064	13,961
Prepaid expenses	45,029	58,892
	$100,977	$76,103

NOTE 6 – PLANT AND EQUIPMENT

Property and equipment at June 30, 2018 and December 31, 2017 consist of the following:

	June 30,	December 31,
	2018	2017
Cost:
Computer and software	$93,425	$93,893
Furniture and fittings	40,264	39,969
Office equipment	43,115	42,799
Plant and machinery	990,268	738,662
Renovation	49,340	48,978
	1,216,412	964,301
Less: accumulated depreciation	(498,811)	(204,023)
Equipment, net	$717,601	$760,278

During the three months ended June 30, 2018 and December 31, 2017, the Company recorded depreciation of $58,848 and $50,811, respectively.

NOTE 7 –ACCRUED LIABILITIES AND OTHER PAYABLE

The Company’s accounts payable and accrued liabilities consist of the followings:

	June 30,	December 31,
	2018	2017
Accrued expenses	$40,193	$35,121
Deposit received	310	308
Other payables	72,952	22,959
	$113,455	$58,388

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

During the year ended June 30, 2018, the Company repaid $934,800 (RMB 6,000,000). On June 30, 2018 and December 31, 2017, the Company had a short-term loan balance of $0.

NOTE 9 – CONVERTIBLE NOTE

Onn May 21, 2018, the Company issued the convertible note of $100,000 with a conversion price of one-third of one cent to the related party to repay related party contribution. The convertible note is non-bearing interest and due on May 21, 2019. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $100,000.

On May 30, 2018, the note was fully converted into 30,000,000 shares of common stock.

During the six months ended June 30, 2018, the Company recognized amortization of discount of $100,000.

NOTE 10 - STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of June 30, 2018:

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

During the six months ended June 30, 2018, the Company issued 30,000,000 shares of common stock for conversion of debt of $100,000.

As at June 30, 2018 and December 31, 2017, the Company had 520,976,241 and 400,000,000 common shares issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

Additional Paid-In Capital

During the six months ended June 30, 2018, related parties contributed additional paid-in capital in the amount of $54,800, to fund operating expenses and related party contribution of $100,000 was cancelled (see Note 9).

NOTE 11 – RELATED PARTY TRANSACTIONS

Revenue, receivable and prepaid expenses

During the six months ended June 30, 2018, the Company generated revenue from one related party of $4,487,158, which were related company under common control with the Company.

The Company’s amount due from related parties consist of the followings:

	June 30,	December 31,
	2018	2017
Accounts receivable	$7,761,938	$-
Prepaid expenses	8,054,685	-
Loans receivable from related parties	163,559	157,863
	$15,980,182	$157,863

Accounts payable, other liabilities and loans

As of June 30, 2018, and December 31, 2017, Due to related parties consist of the follows;

	June 30,	December 31,
	2018	2017
Accounts payable and accrued liabilities	$10,994,498	$-
Loans payable to related parties	391,299	134,758
	$11,385,797	$134,758

Contribution

During the six months ended June 30, 2018, related parties, who are shareholders of the Company, forgave debt, in the amount of $54,800 for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

During the six months ended June 30, 2018, $100,000 recorded as a contribution to capital was cancelled (see Note 9)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On August 23, 2016, Amuli entered into a lease agreement for office space in Shenzhen city, Guangdong Province, P.R.C. commencing on August 23, 2016 for a three-year lease term. The monthly rental expense is approximately $6,762 (RMB 42,526).

As of December 31, 2017, the outstanding lease commitments are:

Year 1	$81,140
Year 2	47,332
$128,472

NOTE 13 - SEGMENTED INFORMATION

At June 30, 2018, the Company operates in two industry segments, health beverage and oil and gas, and two geographic segments, Malaysia and China, where majority current assets and equipment are located.

Segment assets and liabilities as of June 30, 2018 and December 31, 2017 were as follows:

June 30, 2018	Holding Company	Health beverage	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$6,784	$90,914	$16,852,386	$530,649	$17,480,733
Non-current assets	1,219,807	-	1,985,949	711,439	3,917,195
Liabilities
Current liabilities	124,615	522,447	12,060,099	454,400	13,161,561
Long term liabilities				58,741	58,741
Net assets (liabilities)	$1,101,976	$(431,533)	$6,778,236	$728,947	$8,177,626

December 31, 2017	Holding Company	Health beverage	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$-	$-	$-	$488,733	$488,733
Non-current assets	-	-	-	760,278	760,278
Liabilities
Current liabilities	-	-	-	413,272	413,272
Long term liabilities	-	-	-	78,414	78,414
Net assets (liabilities)	$-	$-	$-	$757,325	$757,325

Segment revenue and net loss for the three and six months ended June 30, 2018 and 2017 were as follows:

Six Months Ended June 30, 2018	Holding Company	Health beverage	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$-	$4,487,158	$295,400	$4,782,558
Cost of goods sold	-	-	(4,424,002)	(57,184)	(4,481,186)
Operating expenses	(23,784)	(944)	(11,183)	(297,094)	(333,005)
Other income (expenses)	(100,000)	-	(2,069)	2,672	(99,397)
Provision for income taxes	-	-	(19,005)	20,797	1,792
Net loss	$(123,784)	$(944)	$30,899	$(35,409)	$(129,238)

Six Months Ended June 30, 2017	Holding Company	Health beverage	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$-	$-	$594,294	$594,294
Cost of goods sold	-	-	-	(190,023)	(190,023)
Operating expenses	-	-	-	(705,006)	(705,006)
Other income (expenses)	-	-	-	58,188	58,188
Provision for income taxes	-	-	-	23,293	23,293
Net (loss) / profirt	$-	$-	$-	$(219,254)	$(219,254)

Three Months Ended June 30, 2018	Holding Company	Health beverage	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$-	$4,487,158	$84,368	$4,571,526
Cost of goods sold	-	-	(4,424,002)	98,967	(4,325,035)
Operating expenses	(23,784)	(944)	(11,183)	(106,491)	(142,402)
Other income (expenses)	(100,000)	-	(2,069)	601	(101,468)
Provision for income taxes	-	-	(19,005)	-	(19,005)
Net loss	$(123,784)	$(944)	$30,899	$77,445	$(16,384)

Three Months Ended June 30, 2017	Holding Company	Health beverage	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$-	$-	$105,563	$105,563
Cost of goods sold	-	-	-	(19,199)	(19,199)
Operating expenses	-	-	-	(220,849)	(220,849)
Other income (expenses)	-	-	-	41,651	41,651
Provision for income taxes	-	-	-	(43)	(43)
Net loss	$-	$-	$-	$(92,877)	$(92,877)

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, legal and regulatory changes in the jurisdictions in which we operate, volatility or decline in our stock price, potential fluctuation of our quarterly results, rapid adverse changes in markets, decline in demand for our goods and services, insufficient revenues to cover our operating costs and such other factors as discussed throughout this Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

Resort Savers, Inc. (“we,” “us,” “our,” the “Company,” “Resort Savers” or “RSSV”) was incorporated in the State of Nevada on June 25, 2012. At formation, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share, and 15,000,000 shares of preferred stock, par value $0.0001 per share. Our fiscal year end is December 31. Resort Savers has limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities for funding. Resort Savers has never declared bankruptcy, been in receivership, or been involved in any kind of legal proceeding.

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

Admall engages in the business of providing nutrition consultancy services and training as well as selling health products through an online store.

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

Change in Fiscal Year End; Change to Bylaws; Reverse Stock Split; Corporate Name Change

On July 3, 2018, our Board of Directors approved a change in our Fiscal Year End from January 31 to December 31. The Company now operates on a fiscal year ending on December 31. The Company changed its bylaws to reflect the change in Fiscal Year End.

Contemporaneously with the change in Fiscal Year End, our Board of Directors approved a reverse one-for-thirty (1-for-30) stock split (the “Reverse Split”) of the Company’s issued and outstanding common stock, par value $0.0001 per share and a change of corporate name from “Resort Savers, Inc.” to “SCGI Group Holding, Inc.” The Reverse Split will have no effect on the number of authorized common stock of the Company, nor will it affect the authorized or issued and outstanding shares of preferred stock, par value $0.0001 per share, since the Company has no shares of preferred stock issued or outstanding. The Reverse Split and change in corporate name will be effective upon approval by FINRA. No adjustments have been made to the financial statements.

Results of Operations

Our operations for the three and six months ended June 30, 2018 are outlined below:

Due to reverse acquisition accounting (see Note 1 of the interim financial statements), the Results of operations are not comparable for 2017. Due to acquisition accounting, Admall is the accounting acquirer on May 16, 2018 (“acquisition date”), and all operating results prior to May 16, 2018, are those of Admall only. For periods after the acquisition date, results of operations are those of the Company on a consolidated basis.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

	Three months ended
	June 30,		Change
	2018	2017	Amount
Revenue	$4,571,526	$105,563	$4,465,963
Cost of Goods Sold	$4,325,035	$19,199	$4,305,836
Gross Profit	$246,491	$86,364	$160,127
Operating expenses	$142,402	$220,849	$(78,447)
Net loss	$16,384	$92,877	$(76,493)

For the three months ended June 30, 2018 and 2017 our results of operations segment, are as follows:

Three Months Ended June 30, 2018	Holding Company	Health beverage	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$-	$4,487,158	$84,368	$4,571,526
Cost of goods sold	-	-	(4,424,002)	98,967	(4,325,035)
Operating expenses	(23,784)	(944)	(11,183)	(106,491)	(142,402)
Other income (expenses)	(100,000)	-	(2,069)	601	(101,468)
Provision for income taxes	-	-	(19,005)	-	(19,005)
Net loss	$(123,784)	$(944)	$30,899	$77,445	$(16,384)

Three Months Ended June 30, 2017	Holding Company	Health beverage	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$-	$-	$105,563	$105,563
Cost of goods sold	-	-	-	(19,199)	(19,199)
Operating expenses	-	-	-	(220,849)	(220,849)
Other income (expenses)	-	-	-	41,651	41,651
Provision for income taxes	-	-	-	(43)	(43)
Net loss	$-	$-	$-	$(92,877)	$(92,877)

Six months ended June 30, 2018 compared to Six months ended June 30, 2017

	Six months ended
	June 30,		Change
	2018	2017	Amount
Revenue	$4,782,558	$594,294	$4,188,264
Cost of Goods Sold	$4,481,186	$190,023	$4,291,163
Gross Profit	$301,372	$404,271	$(102,899)
Operating expenses	$333,005	$705,006	$(372,001)
Net loss	$129,238	$219,254	$(90,016)

For the three months ended June 30, 2018 and 2017 our results of operations segment, are as follows:

Six Months Ended June 30, 2018	Holding Company	Health beverage	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$-	$4,487,158	$295,400	$4,782,558
Cost of goods sold	-	-	(4,424,002)	(57,184)	(4,481,186)
Operating expenses	(23,784)	(944)	(11,183)	(297,094)	(333,005)
Other income (expenses)	(100,000)	-	(2,069)	2,672	(99,397)
Provision for income taxes	-	-	(19,005)	20,797	1,792
Net loss	$(123,784)	$(944)	$30,899	$(35,409)	$(129,238)

Six Months Ended June 30, 2017	Holding Company	Health beverage	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$-	$-	$594,294	$594,294
Cost of goods sold	-	-	-	(190,023)	(190,023)
Operating expenses	-	-	-	(705,006)	(705,006)
Other income (expenses)	-	-	-	58,188	58,188
Provision for income taxes	-	-	-	23,293	23,293
Net loss	$-	$-	$-	$(219,254)	$(219,254)

Liquidity and Capital Resources

The following table provides selected financial data about our company as of April 30, 2018 and January 31, 2018, respectively.

Working Capital

The following table provides selected financial data about our company as of June 30, 2018 and December 31, 2017, respectively.

	June 30,	December 31,	Change
	2018	2017	Amount
Cash	$150,096	$989	$149,107

Current Assets	$17,480,733	$488,733	$16,992,000
Current Liabilities	$13,161,561	$413,272	$12,748,289
Working Capital	$4,319,172	$75,461	$4,243,711

As of December 31, 2017, the working capital is only that of Admall and for June 30, 2018 it is for the consolidated Company.

Cash Flows

	Six months ended
	June 30,		Change
	2018	2017	Amount
Cash Flows provided by (used in) operating activities	$810,106	$(111,813)	$921,919
Cash Flows used in investing activities	$89,690	$6,931	$82,759
Cash Flows used in financing activities	$(868,610)	$-	$(868,610)
Effects on changes in foreign exchange rate	$117,921	$(1,996)	$119,917
Net decrease in cash during period	$149,107	$(106,878)	$(42,229)

Cash Flow from Operating Activities

During the six months ended June 30, 2018, our Company generated $810,106 in operating activities, compared to $111,813 used in operating activities during the six months ended June 30, 2017. The cash used in operating activities for the three months ended April 30, 2018, was attributed to a decrease in changes in operations assets and liabilities.

Cash Flow from Investing Activities

During the six months ended June 30, 2018 and 2017 we had cash from investing activities of $89,690 and 6,931, respectively.

Cash Flow from Financing Activities

During the six months ended June 30, 2018, our Company reapid short-term loan for $934,80 and received $66,190 in cash from related parties. For the six months ended June 30, 2017 we did not have any cash flows from financing activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and principal financial officer) to allow for timely decisions regarding required disclosure.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RESORT SAVERS, INC.
(Registrant)

Dated: August 20, 2018	/s/ DS Chang
Ding-Shin “DS” Chang
President, Chief Executive Officer and Director
(Principal Executive Officer)

