Form 10-Q
period 2018-09-30
Resort Savers, Inc.
filed 2018-11-21
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of November 19, 2018, there were 520,976,241 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RESORT SAVERS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$47,546	$2,301
Accounts receivable	1,109,480	129,435
Inventory	94,238	124,343
Prepaid and Other current assets	41,706	76,103
Amount due from related parties	19,353,466	157,863
Assets held for sale	86,096	-
Total Current Assets	20,732,532	490,045
Plant and Equipment, net	575,555	760,278
Goodwill	3,199,594	-
TOTAL ASSETS	$24,507,681	$1,250,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,042,486	$22,517
Accrued liabilities and other payable	96,090	58,388
Deferred revenue	141,625	163,418
Due to related parties	14,054,400	136,070
Tax payable	173,976	34,191
Liabilities held for sale	505,485	-
Total Current Liabilities	16,014,062	414,584

Deferred tax liabilities	57,224	78,414
TOTAL LIABILITIES	16,071,286	492,998

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 520,976,241 and 74,976,241 shares issued and outstanding	52,098	40,000
Additional paid-in capital	8,941,210	1,166,475
Accumulated deficit	(194,858)	(464,343)
Accumulated other comprehensive income (loss)	(374,445)	15,193
Total Resort Savers, Inc. stockholders’ equity	8,424,005	757,325
Non-controlling interest	12,390	-
Total equity	8,436,395	757,325
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,507,681	$1,250,323

The notes are an integral part of these unaudited financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$3,800	$27,258	$299,200	$621,552
Revenue from related party	10,227,279	-	14,714,437	-
Cost of goods sold	9,518,335	1,984	13,999,521	192,007
Gross Profit	712,744	25,274	1,014,116	429,545

Operating Expenses
General and administrative	90,638	91,117	400,806	796,123
Professional fees	22,214	26,053	45,051	26,053
Loss on disposal and impairment of plant and equipment	95,955	6,928	95,955	6,928
Total Operating Expenses	208,807	124,098	541,812	829,104

Income (Loss) From Operations	503,937	(98,824)	472,304	(399,559)

Other Expense
Other income	1,352	39,352	4,024	97,540
Other loss	(458)	-	(14,212)	-
Interest expense	-	-	(88,315)	-
Total Other Income Expenses	894	39,352	(98,503)	97,540

Income (Loss) Before Income Taxes	504,831	(59,472)	373,801	(302,019)
Provision for income taxes	(103,345)	(2,266)	(101,553)	21,027
Loss from continuing operations	401,486	(61,738)	272,248	(280,992)

Discontinued operations, net of income taxes	(3,615)	-	(4,559)	-

Net Income (Loss)	397,871	(61,738)	267,689	(280,992)
Net (income) loss attributable to the non-controlling interest	1,418	-	1,796	-
Net Income (Loss) Attributable To The Shareholders Of Resort Savers, Inc.	$399,289	$(61,738)	$269,485	$(280,992)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(184,252)	17,999	$(375,452)	$43,459
Total Comprehensive Income (Loss)	213,619	(43,739)	(107,763)	(237,533)
Comprehensive (income) loss attributable to the non-controlling interest	(12,768)	-	(12,390)	-
Total Comprehensive Income (Loss) Attributable to the Shareholders Of Resort Savers, Inc.	$200,851	$(43,739)	$(120,153)	$(237,533)

Basic and Diluted Loss per Common Share	$0.00	$(0.00)	$0.00	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	520,976,241	400,000,000	459,614,364	400,000,000

The notes are an integral part of these unaudited financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$267,689	$(280,992)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	80,091	75,055
Bad debt	7,755	-
Loss on disposal of plant and equipment	31,392	6,928
Impairment loss on plant and equipment	64,563	-
Amortization of discount	100,000	-
Changes in operating assets and liabilities:
Amount due from related parties	(20,005,085)	6,776
Accounts receivable	23,502,328	(334)
Inventories	28,096	128,448
Prepaid and Other current assets	60,862	(114,816)
Accounts payable	(109,291)	13,780
Deferred revenue	(41,243)	20,397
Amount due to related parties	(3,434,881)	-
Tax payable	114,614	(23,872)
Accrued liabilities and other payable	32,984	(87,238)
Net cash provided by (used in) operating activities	699,874	(255,868)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received through business acquisition	88,738	-
Purchase of plant and equipment	(550)	(2,263)
Proceeds from disposal of plant and equipment	4,596	8,923
Loans to related party	(21,009)	-
Net cash provided by investing activities	71,775	6,660

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	-
Repayment of short-term loan	(934,800)	-
Loans from related parties	163,587	242,839
Repayments of loans from related parties	(120,402)	(33,106)
Net cash (used in) provided by financing activities	(891,615)	209,733

Effects on changes in foreign exchange rate	202,228	2,058

Net change in cash and cash equivalents	82,262	(37,417)
Cash and cash equivalents - beginning of period	2,301	51,492
Cash and cash equivalents - end of period	$84,563	$14,075

Cash and cash equivalents - end of period consists of:
Cash for continuing operations	$47,546	$-
Cash for assets held for sale	$37,017	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Debt forgiveness by related party	$104,949	$-
Common stock issued for conversion of debt	$100,000	$-
Beneficial conversion feature	$100,000	$-

The notes are an integral part of these unaudited financial statements.

RESORT SAVERS, INC.

Notes to the Consolidated Financial Statements

September 30, 2018

Expressed in United States Dollars

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

The Company makes investments and acquisitions into sound, transparent markets and industries throughout the world. The Company is principally engaged in the trading of oil, gas and lubricant, as well as an agricultural business and provides nutrition consultancy services and training as well as selling health products through an online store.

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

At the closing of the Admall Acquisition, the Company acquired 100% of the outstanding equity interests of Admall from Mr. Tan, and the Company issued 400,000,000 shares of its common stock, par value $0.0001 per share (“Common Stock”) to Mr. Tan, which at the time of closing represented approximately 81.47% of the Company’s issued and outstanding Common Stock. As a result, Mr. Tan became a stockholder of the Company and Admall became a wholly-owned subsidiary of the Company. For federal income tax purposes, the Admall Acquisition was intended to qualify as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

For financial accounting purposes, the Admall Agreement has been accounted for as a reverse acquisition by Admall and resulted in a recapitalization of the Company, with Admall being the accounting acquirer and the Company as the acquired entity. The consummation of the Admall Agreement resulted in a change of control of RSSV. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Admall, and have been prepared to give retroactive effect to the reverse acquisition completed on May 16, 2018 and represent the operations of Admall.

As a result of the above, these consolidated financial statements represent Admall as the accounting acquirer (legal acquiree) and RSSV, from May 16, 2018 forward, as the accounting acquiree (legal acquirer), and the legal capital stock (number and type of equity interests issued) is that of RSSV, the legal parent, in accordance with guidance on reverse acquisitions accounted for as a business combination. Therefore, the Company recognized goodwill of $3,199,594.

Change in Fiscal Year

On July 3, 2018, our Board of Directors approved a change in our Fiscal Year End from January 31 to December 31, and the Company’s bylaws were immediately amended subsequent to the decision. The Company now operates on a fiscal year ending on December 31.

Reverse Stock Split

On July 3, 2018, our Board of Directors approved a reverse one-for-thirty (1-for-30) stock split (the “Reverse Split”) of the Company’s issued and outstanding Common Stock. The Reverse Split will have no effect on the number of authorized Common Stock of the Company, nor will it effect the authorized or issued and outstanding shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), since the Company has no shares of Preferred Stock issued or outstanding. The Reverse Split will take effect upon approval by the Financial Industry Regulatory Authority (“FINRA”). No adjustments have been made to the financial statements as a result of the Reverse Split.

Name Change

On July 3, 2018, our Board of Directors approved a change in corporate name of the Company from Resort Savers, Inc. to SGCI Group Holding, Inc. (the “Name Change”). The Name Change will be effective upon approval by FINRA.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (SEC) and generally accepted accounting principles (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X and presented in United States dollars.

The amounts shown in these financial statements for periods prior to May 16, 2018 are those of Admall. For the period from May 16, 2018 through September 30, 2018, the amounts shown in these financial statements are the consolidated results of the Company including its wholly owned subsidiary, Admall.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 8-K/A filed on November 11, 2018. The results of operations for the periods ended September 30, 2018 and the same period last year are not necessarily indicative of the operating results for the full years. In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, all such adjustments were of a normal and recurring nature, with the exception of the recapitalization related to the reverse acquisition transaction that occurred on May 16, 2018 which of a non-recurring nature.

Principles of Consolidation

At September 30, 2018, the principal subsidiaries of the Company were listed as follows:

Entity Name	Acquisition Date	Ownership		Jurisdiction	Investments Held By	Nature of Operation	Fiscal Year
Admall Sdn. Bhd.	May 16, 2018	100%		Malaysia	RSSV	Nutritional Services	December 31
Xing Rui International Investment Holding Group Co., Ltd. (“Xing Rui”)	December 22, 2014	100%		Seychelles	RSSV	Holding Company	January 31
Xing Rui International Investment Group Ltd. (“Xing Rui HK”)	December 22, 2014	100%		Hong Kong, the PRC	Xing Rui	Holding Company	January 31
Huaxin Changrong (Shenzhen) Technology Service Co., Ltd. (“Huaxin”) *	August 27, 2015	100%		the PRC	Xing Rui	Holding Company	December 31
Shenzhen Amuli Industrial Development Company Limited (“Amuli”) *(1)	October 1, 2015	60%		the PRC	Huaxin	Beverage Producer	December 31
Beijing Yandong Tieshan Oil Products Co., Ltd. (“Tieshan Oil”) *	January 29, 2016 May 16, 2018	51 49	% %	the PRC	Huaxin	Trading of oil products	December 31

__________

*	The English names used are translated only.

(1)	Please see Part II, Item 5 (Other Information) in this Quarterly Report on Form 10-Q for a description of the November 19, 2018 disposition of Amuli.

These consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”.

The Company’s functional currency and reporting currency is the U.S. dollar, and our subsidiaries’ functional currency is the Chinese Yuan Renminbi (“CNY”), Malaysian Ringgit (“MYR”) and Hong Kong Dollar (“HKD”).

The translate its records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date

•	Equities at historical rate

•	Revenue and expense items at the average rate of exchange prevailing during the period

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company also reviews its accounts receivable in a timely manner. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Tieshan Oil

During the nine months ended September 30, 2018, one customer, who is a related party, accounted for 98% of revenues from related party.

As of September 30, 2018, one customer accounted for approximately 81% of accounts receivable, one customer accounted for 98% of accounts receivable – related party, two vendors account for approximately 96% of accounts payable, two vendors account for approximately 98% of accounts payable – related parties.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, prepaid expenses and deposits, amount due from related parties, accounts payable and accrued liabilities, short-term loan, deferred revenue and due to related parties. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Inventory

Inventories, consisting of raw material, are primarily accounted for using the first-in-first-out (“FIFO”) method of accounting. Inventories are measured at the lower of cost and net realizable value. The Company estimates the net realizable value of inventories based on an assessment of expected sales prices. Demand levels and pricing competition could change from time to time. If such factors result in an adverse effect on the Company’s products, the Company might be required to reduce the value of its inventories.

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

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the nine months ended September 30, 2018 and 2017, the Company did not impair any long-lived assets.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet had sufficient revenues to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of September 30, 2018 and December 31, 2017. For the nine months ended September 30, 2018 and 2017, the Company recorded bad debt of $7,755 and $0, respectively. The Company’s accounts receivable consists of only trade receivables from customers which are unrelated to the Company. Trade receivables from customers which are related to the Company are categorized in amount due from related parties (Note 11). As at September 30, 2018 and December 31, 2017, the Company had accounts receivable of $1,109,480 and $129,435, respectively.

NOTE 5 – INVENTORIES

Inventories at September 30, 2018 and December 31, 2017 consist of the following:

	September 30,	December 31,
	2018	2017

Finished goods	$94,238	$124,343

NOTE 6 - PREPAID AND OTHER CURRENT ASSETS

Prepaid expense and other current assets at September 30, 2018 and December 31, 2017 consist of the following

	September 30,	December 31,
	2018	2017

Other receivables	$2,659	$3,250
Deposits	433	13,961
Prepaid expenses	38,614	58,892
	$41,706	$76,103

NOTE 7 – PLANT AND EQUIPMENT

Plant and equipment at September 30, 2018 and December 31, 2017 consist of the following:

	September 30,	December 31,
	2018	2017
Cost:
Computer and software	$77,102	$93,893
Furniture and fittings	4,289	39,969
Office equipment	5,159	42,799
Plant and machinery	962,081	738,662
Renovation	-	48,978
	1,048,631	964,301
Less: accumulated depreciation	(473,076)	(204,023)
Equipment, net	$575,555	$760,278

During the nine months ended September 30, 2018 and 2017, the Company recorded depreciation of $80,091 and $75,055, respectively.

During the nine months ended September 30, 2018 and 2017, the Company acquired assets of $550 and $2,263, respectively, and sold assets for $4,596 and $8,923, respectively and recorded loss on sales of assets of $31,392 and $6,928, respectively.

During the nine months ended September 30, 2018 and 2017, the Company recorded an impairment loss of $64,563 and $0, respectively.

NOTE 8 –ACCRUED LIABILITIES AND OTHER PAYABLE

The Company’s accounts payable and accrued liabilities consist of the followings:

	September 30,	December 31,
	2018	2017
Accrued expenses	$43,652	$35,121
Deposit received	242	308
Other payables	52,196	22,959
	$96,090	$58,388

NOTE 9 – SHORT-TERM LOAN

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

During the nine months ended September 30, 2018, the Company repaid $934,800 (RMB 6,000,000). On September 30, 2018 and December 31, 2017, the Company had a short-term loan balance of $0.

NOTE 10 – CONVERTIBLE NOTE

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

During the nine months ended September 30, 2018, the Company recognized amortization of discount of $100,000.

NOTE 11 - STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of September 30, 2018:

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

During the nine months ended September 30, 2018, the Company issued 30,000,000 shares of common stock for conversion of debt of $100,000.

As at September 30, 2018 and December 31, 2017, the Company had 520,976,241 and 400,000,000 common shares issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

Additional Paid-In Capital

During the nine months ended September 30, 2018, related parties contributed additional paid-in capital in the amount of $104,494, to fund operating expenses and related party contribution of $100,000 was cancelled (see Note 9).

NOTE 12 – RELATED PARTY TRANSACTIONS

Revenue and receivable

During the nine months ended September 30, 2018, the Company generated revenue from related parties of $14,714,437, which were related company under common control with the Company.

The Company’s amount due from related parties consist of the followings:

	September 30,	December 31,
	2018	2017
Accounts receivable	$19,177,766	$-
Loan to related parties	175,700	157,863
	$19,353,466	$157,863

Accounts payable, other liabilities and loans

As of September 30, 2018, and December 31, 2017, Due to related parties consist of the follows;

	September 30,	December 31,
	2018	2017
Accounts payable	$13,755,131	$-
Accrued liabilities and other	16,469	-
Loan from related parties	282,800	136,070
	$14,054,400	$136,070

Contribution

During the nine months ended September 30, 2018, related parties, who are shareholders of the Company, forgave debt, in the amount of $104,494 for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

During the nine months ended September 30, 2018, $100,000 recorded as a contribution to capital was cancelled (see Note 9)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On August 23, 2016, Amuli entered into a lease agreement for office space in Shenzhen city, Guangdong Province, P.R.C. commencing on August 23, 2016 for a three-year lease term. The monthly rental expense is approximately $6,762 (RMB 42,526).

As of December 31, 2017, the outstanding lease commitments are:

Year 1	$81,140
Year 2	47,332
$128,472

NOTE 14 - SEGMENTED INFORMATION

At September 30, 2018, the Company operates in two industry segments, health beverage and oil and gas, and two geographic segments, Malaysia and China, where majority current assets and equipment are located.

Segment assets and liabilities as of September 30, 2018 and December 31, 2017 were as follows:

September 30, 2018	Holding Company	Oil and gas	Nutritional Services	Health beverage – Assets and liabilities held for sale	Total Consolidated
Assets
Current assets	$4,860	$19,817,523	$824,053	$86,096	$20,732,532
Non-current assets	1,219,807	1,983,442	571,900	-	3,775,149
Liabilities
Current liabilities	91,762	14,914,942	501,873	505,485	16,014,062
Long term liabilities	-	-	57,224	-	57,224
Net assets (liabilities)	$1,132,905	$6,886,023	$836,856	$(419,389)	$8,436,395

December 31, 2017	Holding Company	Health beverage	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$-	$-	$-	$490,045	$490,045
Non-current assets	-	-	-	760,278	760,278
Liabilities
Current liabilities	-	-	-	414,584	414,584
Long term liabilities	-	-	-	78,414	78,414
Net assets (liabilities)	$-	$-	$-	$757,325	$757,325

Segment revenue and net loss for the three and nine months ended September 30, 2018 and 2017 were as follows:

Nine Months Ended September 30, 2018	Holding Company	Oil and gas	Nutritional Services	Health beverage – discontinued operations	Total Consolidated
Revenue	$-	$-	$299,200	$-	$299,200
Revenue from related parties	-	14,411,155	303,282	-	14,714,437
Cost of goods sold	-	(13,940,996)	(58,525)	-	(13,999,521)
Operating expenses	(37,811)	(31,706)	(472,295)	-	(541,812)
Other income (expenses)	(100,000)	(1,572)	3,069	-	(98,503)
Provision for income taxes	(1,653)	(120,697)	20,797	-	(101,553)
Loss from discontinued operations	-	-	-	(4,559)	(4,559)
Net income (loss)	$(139,464)	$316,184	$95,528	$(4,559)	$267,689

Nine Months Ended September 30, 2017	Holding Company	Oil and gas	Nutritional Services	Health beverage – discontinued operations	Total Consolidated
Revenue	$-	$-	$621,552	$-	$621,552
Cost of goods sold	-	-	(192,007)	-	(192,007)
Operating expenses	-	-	(829,104)	-	(829,104)
Other income (expenses)	-	-	97,540	-	97,540
Provision for income taxes	-	-	21,027	-	21,027
Net loss	$-	$-	$(280,992)	$-	$(280,992)

Three Months Ended September 30, 2018	Holding Company	Oil and gas	Nutritional Services	Health beverage – discontinued operations	Total Consolidated
Revenue	$-	$-	$3,800	$-	$3,800
Revenue from related parties	-	9,923,997	303,282	-	10,227,279
Cost of goods sold	-	(9,516,994)	(1,341)	-	(9,518,335)
Operating expenses	(14,027)	(19,579)	(175,201)	-	(208,807)
Other income (expenses)	-	497	397	-	894
Provision for income taxes	(1,653)	(101,692)	-	-	(103,345)
Loss from discontinued operations	-	-	-	(3,615)	(3,615)
Net income (loss)	$(15,680)	$286,229	$130,937	$(3,615)	$397,871

Three Months Ended September 30, 2017	Holding Company	Oil and gas	Nutritional Services	Health beverage – discontinued operations	Total Consolidated
Revenue	$-	$-	$27,258	$-	$27,258
Cost of goods sold	-	-	(1,984)	-	(1,984)
Operating expenses	-	-	(124,098)	-	(124,098)
Other income (expenses)	-	-	39,352	-	39,352
Provision for income taxes	-	-	(2,266)	-	(2,266)
Net loss	$-	$-	$(61,738)	$-	$(61,738)

NOTE 15 – ASSETS/LIABILITIES HELD FOR SALE

On November 19, 2018, the Company entered into the share purchase agreement to sell 60% of the total issued and outstanding equity of Amuli. In exchange for the shares, the Company will receive a purchase price of seven (7) Chinese Yuan. The Purchaser shall become the majority equity owner of the Amuli and the Company shall have no further interest in Amuli.

The following table shows the results of operations of Amuli for the three and nine months ended September 30, 2018 and 2017 which are included in the loss from discontinued operations:

	Three months ended
	September 30,
	2018	2017
Revenue	$-	$-
General and administrative	(3,615)	-
Total Other Income Expenses	-	-
Loss from discontinued operations	$(3,615)	$-

	Nine months ended
	September 30,
	2018	2017
Revenue	$-	$-
General and administrative	(4,559)	-
Total Other Income Expenses	-	-
Loss from discontinued operations	$(4,559)	$-

The following table summarizes the carrying amounts of the assets and liabilities held for sale,

	September 30,	December 31,
Assets held for sale	2018	2017
Cash and cash equivalents	$37,107	$-
Accounts receivable	1,217	-
Prepaid and Other current assets	47,772	-
Total	$86,096	$-

	September 30,	December 31,
Liabilities held for sale	2018	2017
Accounts payable	$24,735	$-
Accrued liabilities and other payable	42,688	-
Deferred revenue	261,512	-
Due to related parties	176,550	-
Total	$505,485	$-

NOTE 16 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Resort Savers, Inc. (“we,” “us,” “our,” the “Company,” “Resort Savers” or “RSSV”) was incorporated in the State of Nevada on June 25, 2012. At formation, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”), and 15,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). Our fiscal year end is December 31. Resort Savers has limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities for funding. Resort Savers has never declared bankruptcy, been in receivership, or been involved in any kind of legal proceeding.

On August 1, 2014, a change of control of the Company occurred, whereby a controlling interest in the Company was sold by Michelle LaCour, our former President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director and a former 5% stockholder, and James LaCour, our former Secretary and Director and a former 5% stockholder, to the following: (1) Zhou Gui Bin (236,733 shares at a purchase price of $0.20 per share); (2) Zhou Wei (236,733 shares at a purchase price of $0.20 per share); and (3) Zong Xin International Investment Holdings Co. LTD (1,636,734 shares at a purchase price of $0.20 per share). On August 11, 2014, in connection with the transfer of shares described in this paragraph, Ms. LaCour and Mr. LaCour resigned from each of their roles as officers and Directors of the Company, and they were replaced by Zhou Gui Bin as President, CEO and Director, and Zhou Wei as Treasurer, CFO, Secretary and Director.

On September 25, 2014 the Company effected a forward stock split of 10 shares of Common Stock for each share held, or an additional nine shares were issued for each common share held. All share and per share information has been retroactively restated for financial presentation of prior periods.

Worx America, Inc.

From January 2015 through March 2015, the Company, by and through its wholly owned subsidiary, Xing Rui International Investment Holding Group Co., Ltd. (“Xing Rui”), acquired 20,068,750 shares of common stock (representing 20% of the issued and outstanding common stock) of Worx America, Inc. (“Worx”), a private company based in Houston, Texas, in exchange for $1,650,000 cash and 1,000,000 shares of common stock of Borneo Resource Investments Ltd. (“BRNE”) with a value of $350,000. Specifically, on January 28, 2015, the Company paid $350,000 cash in exchange for 5,403,728 common shares of Worx, on March 20, 2015, the Company paid $1,300,000 cash and transferred 1,000,000 shares of common stock of BRNE in exchange for 14,665,022 common shares of Worx. The Company accounted for this investment using the equity method, with an initial cost of $2,000,000.

Worx designs automated solutions for industrial, environmental and energy industries to improve efficiency and systems output. The Worx automated robotic tank cleaning system reduces tank cleaning time, reduces or eliminates the need for personnel to enter tanks, and may reduce the volume of solvents used to clean a tank.

Shenzhen Amuli Industrial Development Co. Ltd.

On October 1, 2015, the Company issued 3,033,926 shares of its Common Stock to Xu Xiao Yun in exchange for sixty percent (60%) of Shenzhen Amuli Industrial Development Co. Ltd., a PRC corporation (“Amuli”). The equity of Amuli that was transferred by Xu Xiao Yun is held by Huaxin Changrong (Shenzhen) Technology Service Co., Ltd. (“Huaxin”), which was formed by Xing Rui for the purpose of holding the equity of Amuli and other PRC subsidiaries. The purchase price was valued $2,400,000.

Effective as of November 19, 2018, Huaxin disposed of its entire ownership stake in Amuli. Please see Part II, Item 5. Other Information, for a more complete description of the Amuli disposal.

Amendment to Articles of Incorporation

On October 9, 2015, we amended our articles of incorporation to increase the maximum number of authorized shares of Common Stock to 1,000,000,000 shares. We did not amend the number of authorized shares of Preferred Stock or par values for Common Stock or Preferred Stock.

Beijing Yandong Tieshan Oil Products Co., Ltd.

On January 29, 2016, the Company entered into an exchange agreement (the “Tieshan Oil Exchange Agreement”) with Mr. Yang Baojin (“Mr. Yang”), a citizen of the PRC, and the Company’s subsidiary Huaxin. Mr. Yang was the president and majority owner of Beijing Yandong Tieshan Oil Products Co., Ltd. (“Tieshan Oil”). Pursuant to the Tieshan Oil Exchange Agreement, the Company issued 4,800,000 shares of its Common Stock to Mr. Yang, who delivered to Huaxin an ownership interest in Tieshan Oil such that Huaxin at the time of closing owned 51% of all ownership interests in Tieshan Oil (the “Tieshan Oil Exchange”). The Company held 1,200,000 shares of its Common Stock in escrow (the “Escrow Shares”) to issue to Mr. Yang twelve months following the closing of the Tieshan Oil Exchange, in connection with the successful performance of certain covenants by Mr. Yang. The Company did not issue the Escrow Shares to Mr. Yang in connection with the Tieshan Oil Exchange.

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

Admall Sdn. Bhd.

On February 9, 2018, the Company entered into a Share Exchange Agreement (the “Admall Exchange Agreement”) with Admall Sdn. Bhd., a limited liability company incorporated in Malaysia (“Admall”), and Boon Jin “Patrick” Tan (“Mr. Tan”), the owner of 100% of the equity interests in Admall. Pursuant to the Admall Exchange Agreement, the Company acquired from Mr. Tan all outstanding equity interests of Admall in exchange for 400,000,000 shares of Common Stock of the Company (the “Admall Acquisition”). On May 16, 2018, the Company closed the Admall Acquisition.

Admall engages in the business of providing nutrition consultancy services and training as well as selling health products through an online store.

Change of Management

On February 9, 2018, concurrently with the execution of the Admall Exchange Agreement, Zhou Gui Bin resigned from his positions as President, CEO, Secretary and Director of the Company, and Zhou Wei resigned from his positions as Treasurer, CFO and Director of the Company. The departing Directors approved, by written consent in lieu of special meeting of the Company’s board of directors (the “Board”), the appointment of Mr. Ding-Shin “DS” Chang (“Mr. DS Chang”) and Mr. Tan as the new Directors of the Company and submitted such appointment for approval and ratification by the Company’s stockholders. The Company’s departing Directors also appointed Mr. DS Chang as the Company’s President and CEO, Mr. Tan as the Company’s Treasurer and CFO, and Mr. Liang-Yu “Jacky” Chang as the Company’s Secretary, all of whom are to serve on an at-will basis until their resignation or removal by the Board.

Change in Fiscal Year End; Change to Bylaws; Reverse Stock Split; Corporate Name Change

On July 3, 2018, our Board approved a change in our Fiscal Year End from January 31 to December 31. The Company now operates on a fiscal year ending on December 31. The Company changed its bylaws to reflect the change in Fiscal Year End.

Contemporaneously with the change in Fiscal Year End, our Board approved a reverse one-for-thirty (1-for-30) stock split (the “Reverse Split”) of the Company’s issued and outstanding Common Stock and a change of corporate name from “Resort Savers, Inc.” to “SCGI Group Holding, Inc.” (the “Name Change”). The Reverse Split will have no effect on the number of authorized Common Stock of the Company, nor will it affect the authorized or issued and outstanding shares of Preferred Stock, since the Company has no shares of Preferred Stock issued or outstanding. The Reverse Split and Name Change will be effective upon approval by FINRA. No adjustments have been made to the financial statements.

Results of Operations

Our operations for the three and nine months ended September 30, 2018 are outlined below:

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

Three months ended September 30, 2018 compared to three months ended September 30, 2017

	Three months ended
	September 30,		Change
	2018	2017	Amount
Revenue	$3,800	$27,258	$(23,458)
Revenue from related parties	$10,227,279	$-	$10,227,279
Cost of Goods Sold	$9,518,335	$1,984	$9,516,351
Gross Profit	$712,744	$25,274	$687,470
Operating expenses	$208,807	$124,098	$84,709
Net income (loss)	$397,871	$(61,738)	$459,609

For the three months ended September 30, 2018 and 2017 our results of operations segment, are as follows:

Three Months Ended September 30, 2018	Holding Company	Oil and gas	Nutritional Services	Health beverage - discontinued operations	Total Consolidated
Revenue	$-	$-	$3,800	$-	$3,800
Revenue from related parties	-	9,923,997	303,282	-	10,227,279
Cost of goods sold	-	(9,516,994)	(1,341)	-	(9,518,335)
Operating expenses	(14,027)	(19,579)	(175,201)	-	(208,807)
Other income (expenses)	-	497	397	-	894
Provision for income taxes	(1,653)	(101,692)	-	-	(103,345)
Loss from discontinued operations	-	-	-	(3,615)	(3,615)
Net income (loss)	$(15,680)	$286,229	$130,937	$(3,615)	$397,871

Three Months Ended September 30, 2017	Holding Company	Oil and gas	Nutritional Services	Health beverage - discontinued operations	Total Consolidated
Revenue	$-	$-	$27,258	$-	$27,258
Cost of goods sold	-	-	(1,984)	-	(1,984)
Operating expenses	-	-	(124,098)	-	(124,098)
Other income (expenses)	-	-	39,352	-	39,352
Provision for income taxes	-	-	(2,266)	-	(2,266)
Net loss	$-	$-	$(61,738)	$-	$(61,738)

Nine months ended September 30, 2018 compared to Nine months ended September 30, 2017

	Nine months ended
	September 30,		Change
	2018	2017	Amount
Revenue	$299,200	$621,552	$(322,352)
Revenue from related parties	$14,714,437	$-	$14,714,437
Cost of Goods Sold	$13,999,521	$192,007	$13,807,514
Gross Profit	$1,014,116	$429,545	$584,571
Operating expenses	$541,812	$829,104	$(287,292)
Net income (loss)	$267,689	$(280,992)	$548,681

For the nine months ended September 30, 2018 and 2017 our results of operations segment, are as follows:

Nine Months Ended September 30, 2018	Holding Company	Oil and gas	Nutritional Services	Health beverage - discontinued operations	Total Consolidated
Revenue	$-	$-	$299,200	$-	$299,200
Revenue from related parties	-	14,411,155	303,282	-	14,714,437
Cost of goods sold	-	(13,940,996)	(58,525)	-	(13,999,521)
Operating expenses	(37,811)	(31,706)	(472,295)	-	(541,812)
Other income (expenses)	(100,000)	(1,572)	3,069	-	(98,503)
Provision for income taxes	(1,653)	(120,697)	20,797	-	(101,553)
Loss from discontinued operations	-		-	(4,559)	(4,559)
Net income (loss)	$(139,464)	$316,184	$95,528	$(4,559)	$267,689

Nine Months Ended September 30, 2017	Holding Company	Oil and gas	Nutritional Services	Health beverage - discontinued operations	Total Consolidated
Revenue	$-	$-	$621,552	$-	$621,552
Cost of goods sold	-	-	(192,007)	-	(192,007)
Operating expenses	-	-	(829,104)	-	(829,104)
Other income (expenses)	-	-	97,540	-	97,540
Provision for income taxes	-	-	21,027	-	21,027
Net loss	$-	$-	$(280,992)	$-	$(280,992)

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2018 and December 31, 2017, respectively.

Working Capital

The following table provides selected financial data about our company as of September 30, 2018 and December 31, 2017, respectively.

	September 30,	December 31,	Change
	2018	2017	Amount
Cash	$47,546	$2,301	$45,245

Current Assets	$20,732,532	$490,045	$20,242,487
Current Liabilities	$16,014,062	$414,584	$15,599,478
Working Capital	$4,718,470	$75,461	$4,643,009

As of December 31, 2017, the working capital is only that of Admall and for September 30, 2018 it is for the consolidated Company.

Cash Flow

	Nine months ended
	September 30,		Change
	2018	2017	Amount
Cash Flow provided by (used in) operating activities	$699,874	$(255,868)	$955,742
Cash Flow provided by investing activities	$71,775	$6,660	$65,115
Cash Flow provided by (used in) financing activities	$(891,615)	$209,733	$(1,101,348)
Effects on changes in foreign exchange rate	$202,228	$2,058	$201,572
Net change in cash during period	$82,262	$(37,417)	$121,081

Cash Flow from Operating Activities

During the nine months ended September 30, 2018, our Company generated $699,874 in operating activities, compared to $255,868 used in operating activities during the nine months ended September 30, 2017. The increase in cash provided by operation activities is primarily due to net income from the acquisition.

Cash Flow from Investing Activities

During the nine months ended September 30, 2018 and 2017, we had cash from investing activities of $71,775 and $6,660, respectively. For the nine months ended September 30, 2018, the Company received $88,738 from the business acquisition and $4,596 from disposal of property and equipment and used $550 for the purchase of property and equipment and $21,009 for lending to related party. For the nine months ended September 30, 2017, the Company received $8,923 from disposal of property and equipment and used $2,263 for the purchase of property.

Cash Flow from Financing Activities

During the nine months ended September 30, 2018 and 2017, our Company used $891,615 in financing activities and received $209,733 from financing activities, respectively. For the nine months ended September 30, 2018, the Company received $163,587 from loans from related parties and repaid short-term loan for $934,800 and loans from related parties for $120,402. For the nine months ended September 30, 2017, the Company received $242,839 from loans from related parties and repaid loans from related parties for $33,106.

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

As of the end of the quarter covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Our management’s communication with staff and outside professional advisors has improved substantially. However, considering all components of our assessment, our president (our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The following information is disclosed in this Quarterly Report on Form 10-Q and replaces the disclosures that we would otherwise be required to file in a Current Report on Form 8-K:

Entry into a Material Definitive Agreement. (Item 1.01 on Form 8-K)

On November 19, 2018, the Company disposed of its partial ownership interest in Amuli by causing Huaxin and Amuli to enter into a Share Purchase Agreement (the “Amuli Agreement”) with Ms. An Wenhui, a citizen of the PRC and minority shareholder of Amuli (the “Purchaser”), pursuant to which, among other things and subject to the terms and conditions contained therein, Huaxin sold its sixty percent (60%) Amuli equity stake (the “Amuli Shares”) to the Purchaser (the “Disposition”).

Pursuant to the Amuli Agreement, in exchange for the Amuli Shares, the Purchaser paid to Huaxin a cash price of $1 or the equivalent thereof in Chinese Yuan (the “Purchase Price”). The Company’s Board approved the Amuli Agreement, the Disposition and the Purchase Price, because among other reasons the Board believed that Amuli would not produce significant future income or cash flow.

The Amuli Agreement contains substantially fewer representations and warranties in comparison to other agreements entered into by the Company and its subsidiaries. Additionally, the closing of the Disposition occurred contemporaneously with the signing of the agreement, which resulted in little or no covenants or closing conditions imposed on the parties.

A copy of the Amuli Agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference, and the foregoing description of the Amuli Agreement is qualified in its entirety by reference thereto.

Completion of Acquisition or Disposition of Assets. (Item 2.01 on Form 8-K)

On November 19, 2018, the Company closed the Disposition pursuant to the terms of the Amuli Agreement. Prior to the Disposition, the Purchaser owned approximately twenty-five percent of Amuli. For a more detailed description of the Amuli Agreement and the Disposition, see the preceding item within this Part II, Item 5. Other Information of this Quarterly Report on Form 10-Q.

At the closing of the Disposition, Huaxin sold the Amuli Shares to the Purchaser, resulting in Huaxin owning zero percent of Amuli. As a result, Amuli is no longer a partially-owned subsidiary of the Company.

Costs Associated with Exit or Disposal Activities. (Item 2.05 on Form 8-K)

The Company’s management does not believe that the Disposition will cause material charges to the Company’s financial statements under accounting principles generally accepted in the United States of America (“GAAP”), however we choose to disclose under this item for the purpose of providing capital markets with full disclosure of the Company’s business and decision making process.

On or about November 1, the Company’s board of directors held informal conversations within the Company’s management and the management of Huaxin and Amuli. The result of these conversations resulted in substantial consensus to dispose of the Amuli assets within the near future. The decision was informed by Amuli’s poor historic record of performance and the reduced focus of the Company’s management on the business of Amuli. The Purchase Price reflects the determination by the Company’s management and Board to effect the Disposition on an accelerated timeline, which would allow the Company to disclose the Disposition within this Quarterly Report on Form 10-Q and reduce expenses related to the Company’s ongoing reporting obligations. On the date of, but prior to, filing this Quarterly Report on Form 10-Q, the parties executed the Amuli Agreement and the board of directors of each of the Company, Huaxin, Xing Rui and Amuli approved the Disposition.

The Company incurred legal expenses of approximately $4,000 and incurred no other financial charges in connection with the Disposition. The Company does not anticipate incurring additional expenses or financial charges in connection with the Disposition.

Item 6. Exhibits

Exhibit Number	Description
10.1	Share Purchase Agreement dated November 19, 2018, by and between Huaxin Changrong (Shenzhen) Technology Service Co., Ltd., Shenzhen Amuli Industrial Development Company Limited, and Ms. An Wen Hui.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*	Filed herewith.
**	Deemed furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESORT SAVERS, INC.
(Registrant)

Dated: November 21, 2018	/s/ DS Chang
Ding-Shin “DS” Chang
President, Chief Executive Officer and Director
(Principal Executive Officer)

