Form 10-K
period 2018-12-31
Resort Savers, Inc.
filed 2019-05-17
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from February 1, 2018 to December 31, 2018

Commission file number: 000-55319

RESORT SAVERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-1993448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 11, Tower 4, Puchong Financial Corporate Centre (PFCC)

Jalan Puteri 1/2, Bandar Puteri, 47100 Puchong, Malaysia

(Address of principal executive office)

Registrant’s telephone number, including area code: +60 3 8600 0313

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2018 was $16,193,771.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 520,976,241 shares as of May 15, 2019.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, inability to successfully conclude acquisitions of target companies or assets which are reasonably capable of generating positive cash flow in the near future, legal and regulatory changes in the jurisdictions in which we operate, volatility or decline in our stock price, mismanagement of our subsidiaries by local managers, potential fluctuation of our quarterly and annual financial and operational results, rapid adverse changes in markets, decline in demand for our goods and services, insufficient revenues to cover our operating costs and such other factors as discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Annual Report on Form 10-K.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

All references in this Annual Report on Form 10-K to the “Company,” “Resort Savers,” “RSSV,” “we,” “us” or “our” are to Resort Savers, Inc.

Part I

Item 1. Business.

Resort Savers, Inc. was incorporated in the State of Nevada on June 25, 2012. At formation, the Company was authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”), and 15,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). On July 3, 2018, the Company’s board of directors (the “Board of Directors”) approved a change in our fiscal year end from January 31 to December 31. The Company now operates on a fiscal year ending on December 31. Resort Savers has limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities and loans for funding. Resort Savers has never declared bankruptcy, been in receivership, or been involved in any kind of legal proceeding.

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

On September 25, 2014 the Company effected a forward ten-for-one (10-for-1) stock split on its Common Stock, having the equivalent effect of issuing an additional nine shares of Common Stock for each share of Common Stock outstanding immediately prior to the effective date of the forward stock split. All share and per share information has been retroactively restated for financial presentation of prior periods.

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

Shenzhen Amuli Industrial Development Co. Ltd.

On October 1, 2015, the Company issued 3,033,926 shares of its Common Stock to Xu Xiao Yun in exchange for sixty percent (60%) of Shenzhen Amuli Industrial Development Co. Ltd., a PRC corporation (“Amuli”). The equity of Amuli that was transferred by Xu Xiao Yun was held by Huaxin Changrong (Shenzhen) Technology Service Co., Ltd. (“Huaxin”), which was formed by Xing Rui for the purpose of holding the equity of Amuli and other PRC subsidiaries. The purchase price was valued $2,400,000.

On November 19, 2018, the Company disposed of its partial ownership interest in Amuli by causing Huaxin and Amuli to enter into a Share Purchase Agreement (the “Amuli Disposition Agreement”) with Ms. An Wenhui, a citizen of the PRC and minority shareholder of Amuli (the “Purchaser”), pursuant to which, among other things and subject to the terms and conditions contained therein, Huaxin sold its sixty percent (60%) Amuli equity stake (the “Amuli Shares”) to the Purchaser (the “Amuli Disposition”). Pursuant to the Amuli Disposition Agreement, in exchange for the Amuli Shares, the Purchaser paid to Huaxin a cash price of $1 or the equivalent thereof in Chinese Yuan (the “Purchase Price”). Our Board of Directors approved the Amuli Disposition Agreement, the Amuli Disposition and the Purchase Price, because among other reasons the Board of Directors believed that Amuli would not produce significant future income or cash flow. The Amuli Disposition Agreement contains substantially fewer representations and warranties in comparison to other agreements entered into by the Company and its subsidiaries. Additionally, the closing of the Amuli Disposition occurred contemporaneously with the signing of the Amuli Disposition Agreement, which resulted in little or no covenants or closing conditions imposed on the parties. As a result, Amuli is no longer a partially-owned subsidiary of the Company.

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

Apart from the Tieshan Oil Acquisition, neither the Company nor Huaxin has a material relationship with either Mr. Yang or Tieshan Oil.

A description of the products, services, principal market and distribution methods of Tieshan Oil can be found within this Part I, Item 1 under the heading “Principal Products, Services and Their Markets.”

Abandonment of Plans to Acquire Dusun Eco Resort (2005) Sdn. Bhd.

On December 7, 2017, the Company entered into a Share Exchange Agreement (the “Dusun Exchange Agreement”) with Dusun Eco Resort (2005) Sdn. Bhd., a limited liability company registered under the laws of Malaysia (“Dusun Eco”), and the shareholders of Dusun Eco (the “Dusun Sellers”), by which the Company agreed to acquire all of the issued and outstanding stock of Dusun Eco in exchange for the issuance of 400,000,000 shares of the Company’s Common Stock. After further review of the due diligence materials related to the Exchange, our Board of Directors felt that it was in the Company’s best interest to terminate the Dusun Exchange Agreement. On February 9, 2018, the Company, Dusun Eco and the Dusun Sellers entered into a Termination of Share Exchange Agreement (the “Dusun Termination Agreement”), by which the Company, Dusun Eco and the Dusun Sellers agreed to terminate the Dusun Exchange Agreement with no legal consequence to any of the parties to the Dusun Exchange Agreement.

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

Concurrently with the execution of the Admall Exchange Agreement, our Board of Directors appointed Mr. Boon Jin “Patrick” Tan to be the treasurer, CFO and Director of the Company. Mr. Tan is the founder and director of Admall. Apart from the appointment of Mr. Tan as Director and officer of the Company, and the transactions pursuant to the Admall Exchange Agreement, the Company did not have a prior material relationship with Admall or any of the Admall Sellers.

A description of the products, services, principal market and distribution methods of Admall can be found within this Part I, Item 1 under the heading “Principal Products, Services and Their Markets.”

Change of Management

On February 9, 2018, concurrently with the execution of the Admall Exchange Agreement and the Dusun Termination Agreement, Zhou Gui Bin resigned from his positions as President, CEO, Secretary and Director of the Company, and Zhou Wei resigned from his positions as Treasurer, CFO and Director of the Company. The departing Directors approved, by written consent in lieu of special meeting of the Board of Directors, the appointment of Mr. Ding-Shin “DS” Chang and Mr. Boon Jin “Patrick” Tan as the new Directors of the Company and submitted such appointment for approval and ratification by the Company’s stockholders. The Company’s departing Directors also appointed Mr. Ding-Shin “DS” Chang as the Company’s President and CEO, Mr. Boon Jin “Patrick” Tan as the Company’s Treasurer and CFO, and Mr. Liang-Yu “Jacky” Chang as the Company’s Secretary, all of whom are to serve on an at-will basis until their resignation or removal by the Board of Directors.

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

However, after further consideration of the business needs of the Company, the Board of Directors delayed the implementation of the Reverse Split and Name Change indefinitely.

Principal Products, Services and Their Markets

As described above in this Part I, Item 1, we have ownership interests in Worx, Tieshan Oil and Admall.

Worx designs automated solutions for industrial, environmental and energy industries to improve efficiency and systems output. The Worx automated robotic tank cleaning system reduces tank cleaning time, reduces or eliminates the need for personnel to enter tanks, and may reduce the volume of solvents used to clean a tank. Actual results vary from tank to tank and may involve variables including the product in the tank, physical condition of the tank such as corrosion, or amount of sludge accumulated. Worx is currently refining its product line to improve speed and efficiency, and our investment in Worx has facilitated this development. We hope to utilize this important technology for deployment into commercial markets in China and greater Asia in the future.

Tieshan Oil is principally engaged in the trading of oil, gas and lubricant products within the PRC. During the year ended December 31, 2018, one customer, who is a related party, accounted for 98% of revenues from related party. As of December 31, 2018 and 2017, one customer accounted for approximately 98% and 0% of accounts receivable, two vendors account for approximately 96% and 0% of accounts payable, respectively

Admall engages in the business of providing nutrition consultancy services and training as well as selling health products through an online store.

We are also seeking additional global investment opportunities in emerging companies with products that have potential for expanding regional and international sales and revenues.

Competitive Business Conditions and Strategy; Our Position in the Industry

Our core business is the acquisition of businesses which we believe will generate cash within an acceptable time horizon, and we primarily use our capital stock as consideration in such acquisitions. We face many competitors in the strategic investment and acquisition sector, including private equity funds, sovereign wealth and pension funds, corporate conglomerates, single family offices and multi-family offices, asset management firms, corporate acquirors which are strategically positioned in industries competitive with ours, and other small-cap public companies which primarily use equity securities to finance investments and acquisitions. In the latter category, barriers to entry are extremely low, and we face intense competition to source investment targets and to close investments. Our competitors have significantly greater financial and marketing resources than we do, including sufficient cash to pay consideration for acquisitions. There are no assurances that our efforts to compete in the marketplace will be successful or that we will continue to be able to compete with other funds, companies or other sources of capital to secure competitive acquisition targets and consummate future transactions.

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

Number of Employees

Resort Savers, including its subsidiaries, has 20 full-time employees and we do not anticipate hiring more employees in the near future. None of our Officers and/or Directors have signed any employment agreement, or any other agreement containing provisions related to financial remuneration for services, with the Company.

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

We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our the registration of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in any three-year period or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

Smaller Reporting Company

We also qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $250 million. To the extent that we remain a smaller reporting company at such time as are no longer an emerging growth company, we will still have reduced disclosure requirements for our public filings, some of which are similar to those of an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

Item 1A. Risk Factors

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Resort Savers’ principal business and corporate address is Level 11, Tower 4, Puchong Financial Corporate Centre (PFCC), Jalan Puteri 1/2, Bandar Puteri, 47100 Puchong, Malaysia. The telephone number at our corporate address is +603 8600 0313. Other than this mailing address, Resort Savers as a holding company does not currently maintain any physical or other office facilities, and we do not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as this address is used virtually full-time by activities of a shareholder of the Company.

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

Quarter Ended	High	Low
December 31, 2018	$0.30	$0.03
September 30, 2018	$0.22	$0.10
June 30, 2018	$0.28	$0.10
March 31, 2018	$0.32	$0.15

Quarter Ended	High	Low
December 31, 2017	$0.32	$0.16
September 30, 2017	$0.33	$0.15
June 30, 2017	$0.43	$0.16
March 31, 2017	$0.52	$0.20

On May 15, 2019, the closing price of our Common Stock as reported by the OTC Markets was $0.2744 per share.

As of May 15, 2019, there were approximately 235 stockholders of record and an aggregate of 520,976,241 shares of our Common Stock were issued and outstanding.

Dividend Policy

The Company does not anticipate paying dividends on our Common Stock at any time in the foreseeable future. Our Board of Directors currently plans to retain any earnings for the development and expansion of the Company’s business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company did not issue or sell any equity securities during our fiscal year ended December 31, 2018 or the period of time from the end of such fiscal year until the date of filing this Annual Report on Form 10-K. For a description of securities issued as consideration for the acquisition of equity interests in Worx, Amuli, Tieshan Oil and Admall, please refer to Part I, Item 1 of this Annual Report on Form 10-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fiscal year ended December 31, 2018.

Description of Securities and Certain Rights of Holders of Common Stock

Our authorized capital stock consists of 1,000,000,000 shares of Common Stock, and 15,000,000 shares of Preferred Stock. As of May 15, 2019, there were approximately 235 stockholders of record and an aggregate of 520,976,241 shares of our Common Stock were issued and outstanding. Holders of our Common Stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of our Common Stock:

•	have equal ratable rights to dividends from funds legally available, therefore, when, as and if declared by our Board of Directors,
•	are entitled to share in all of our assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of our affairs, and
•	do not have preemptive, subscription or conversion rights, and there are no redemption or sinking fund provisions or rights.

Holders of shares of our Common Stock do not have cumulative voting rights, meaning that the holders of the majority of the outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, and, in such event, the holders of the remaining shares will not be able to elect any of our Directors.

Historically, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Item 6. Selected Financial Data.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

For an overview of the business of the Company, including acquisitions of equity securities of Worx, Amuli, Tieshan Oil and Admall, and changes to management and the Company’s Articles of Incorporation, please refer within this Annual Report on Form 10-K to Part I, Item 1 (“Business”).

Results of Operations

Our operations for the year ended December 31, 2018 and 2017 are outlined below:

Due to reverse acquisition accounting, the Results of operations are not comparable for 2017. Due to acquisition accounting, Admall is the accounting acquirer on May 16, 2018 (“acquisition date”), and all operating results prior to May 16, 2018, are those of Admall only. For periods after the acquisition date, results of operations are those of the Company on a consolidated basis.

Year ended December 31, 2018 compared to year ended December 31, 2017

	Year ended
	December 31,		Change
	2018	2017	Amount
Revenue	$37,070,832	$891,875	$36,178,957
Cost of Goods Sold	$35,219,165	$77,109	$35,142,056
Gross Profit	$1,851,667	$814,766	$1,036,901
Operating expenses	$723,598	$972,124	$(248,526)
Other income	$84,670	$163,959	$(79,289)
Net income (loss)	$1,433,509	$1,140	$1,432,369

For the year ended December 31, 2018 and 2017 our results of operations segment, are as follows:

Year Ended December 31, 2018	Holding Company	Oil and gas	Nutritional Services	Health beverage - discontinued operations	Total Consolidated
Revenue	$-	$35,988,326	$1,082,506	$-	$37,070,832
Cost of goods sold	-	(34,949,798)	(269,367)	-	(35,219,165)
Operating expenses	(102,186)	(43,027)	(578,385)	-	(723,598)
Other income (expenses)	(73,179)	(17,793)	175,642	-	84,670
Provision for income taxes	(1,653)	(221,084)	(14,026)	-	(236,763)
Loss from discontinued operations	-	-	-	457,533	457,533
Net income (loss)	$(177,018)	$756,624	$396,370	$457,533	$1,433,509

Year Ended December 31, 2017	Holding Company	Oil and gas	Nutritional Services	Health beverage - discontinued operations	Total Consolidated
Revenue	$-	$-	$891,875	$-	$891,875
Cost of goods sold	-	-	(77,109)	-	(77,109)
Operating expenses	-	-	(972,124)	-	(972,124)
Other income	-	-	163,959	-	163,959
Provision for income taxes	-	-	(5,461)	-	(5,461)
Net loss	$-	$-	$1,140	$-	$1,140

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2018 and 2017, respectively.

Working Capital

The following table provides selected financial data about our company as of December 31, 2018 and 2017, respectively.

	December 31,	December 31,	Change
	2018	2017	Amount
Cash	$257,391	$2,301	$255,090

Current Assets	$39,865,557	$490,045	$39,375,512
Current Liabilities	$34,090,839	$414,584	$33,676,255
Working Capital	$5,774,718	$75,461	$5,699,257

As of December 31, 2017, the working capital is only that of Admall and for December 31, 2018 it is for the consolidated Company.

Cash Flow

	Year ended
	December 31,		Change
	2018	2017	Amount
Cash Flows provided by (used in) operating activities	$612,496	$(58,165)	$670,661
Cash Flows used in investing activities	$54,344	$6,681	$47,663
Cash Flows used in financing activities	$(110,478)	$-	$(110,478)
Effects on changes in foreign exchange rate	$(301,272)	$2,293	$(303,565)
Net change in cash during period	$255,090	$(49,191)	$(205,899)

Cash Flow from Operating Activities

During the year ended December 31, 2018, our Company generated $612,496 in operating activities, compared to $58,165 used in operating activities during the year ended December 31, 2017. The increase in cash provided by operation activities is primarily due to an increase in net income from the acquisition.

Cash Flow from Investing Activities

During the year ended December 31, 2018 and 2017, we had cash from investing activities of $53,344 and $6,681, respectively. For the year ended December 31, 2018, the Company received $88,738 from the business acquisition and $4,661 from disposal of property and equipment and used $587 for the purchase of property and equipment and $38,468 for disposal of subsidiary. For the year ended December 31, 2017, the Company received $8,267 from disposal of property and equipment and used $1,586 for the purchase of property.

Cash Flow from Financing Activities

During the year ended December 31, 2018, our Company used $110,478 in financing activities. For the year ended December 31, 2018, the Company received $890,732 from loans from related parties and repaid short-term loan for $934,800 and loans from related parties for $66,410.

For the year ended December 31, 2017, our Company did not have any financing activities

Plan of Operation

Since the inception of the Company, we have incurred significant losses and relied upon capital raised from affiliates and third parties. The Company makes investments and acquisitions into a diverse range of markets and industries throughout the world.

In light of our acquisitions of Tieshan Oil and Admall, we anticipate generating revenues from the operations of such entities during the next 12 months. Notwithstanding these facts, in light of our ongoing expenses, our management cannot provide any assurances that such revenue will be sufficient to cover all of our expenses or that our Company will ever operate profitably.

During the next year of operations, our officers and Directors will also provide their labor at no charge. We have hired 20 total staff across all of our subsidiaries and do not anticipate hiring any more staff in the next 12 months of operation.

We are a public entity, subject to the reporting requirements of the Exchange Act. We will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these accounting, legal and other professional costs would be a minimum of $100,000 in the next year and will be higher, in the following years, if our business volume and activity increases. Increased business activity could greatly increase our professional fees for reporting requirements and this could have a significant impact on future operating costs. The difference between having the ability to sustain our cash flow requirements over the next twelve months and the need for additional outside funding will depend on how fast we can generate sales revenue.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-17, immediately following the signature page of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Dismissal of Anthony Kam & Associates Ltd. and engagement of WWC, Professional Corporation

On or about December 6, 2017 the Company received notification from the US Securities and Exchange Commission (“SEC”) that the Public Company Accounting Oversight Board (“PCAOB”) has revoked the registration of our previous independent registered public accounting firm, Anthony Kam & Associates Ltd. (“AKAM”). As a result of the notification, effective December 6, 2017, the Company dismissed AKAM as the Company’s auditor. Concurrently with our dismissal of AKAM, our Board of Directors approved, by unanimous consent, the engagement of WWC, Professional Corporation (“WWC”) of San Mateo, California as the independent registered public accounting firm for the Company.

The Company originally engaged AKAM on July 3, 2015. During the period from July 3, 2015 to December 6, 2017 the Company had no disagreements with AKAM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to AKAM’s satisfaction, would have caused the auditor to make reference to the subject matter of the disagreement in connection with its report. The reports of AKAM on the financial statements of our Company’s for the fiscal years ended January 31, 2017 and January 31, 2016 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

During our fiscal years ending January 31, 2018 and January 31, 2017, the subsequent interim periods thereto, and through December 6, 2017, the engagement date of WWC, neither the Company, nor someone on its behalf, consulted WWC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by WWC, in either case where written or oral advice provided by WWC would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues; or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Dismissal of WWC, Professional Corporation and engagement of Total Asia Associates

On July 3, 2018, our Board of Directors voted, by unanimous written consent, to dismiss WWC as the auditor of the Company, and the officers of the Company delivered to WWC written notice of dismissal. During the period from December 6, 2017 to July 3, 2018, WWC did not issue a report on the financial statements containing an adverse opinion or a disclaimer of opinion, nor were any reports on the financial statements qualified or modified as to uncertainty, audit scope, or accounting principles. The reports of WWC on the financial statements of our Company for the fiscal years ended January 31, 2018 and January 31, 2017 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports contained an explanatory paragraph stating that there was substantial doubt about our Company’s ability to continue as a going concern. During the period from December 6, 2017 to July 3, 2018, the date of dismissal, (a) the Company had no disagreements with WWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of WWC would have caused it to make reference to the matter in their reports and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

Concurrently with our dismissal of WWC, on July 3, 2018, our Board of Directors approved, by unanimous consent, the engagement of Total Asia Associates (“TAA”) of Kuala Lumpur, Malaysia as the new independent registered public accounting firm for the Company. During our two most recent fiscal years, the subsequent interim periods thereto, and through July 3, 2018, the engagement date of TAA, neither the Company, nor someone on its behalf, has consulted TAA regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by TAA, in either case where written or oral advice provided by TAA would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues; or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the PCAOB were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; (4) management of subsidiary companies who do not possess a mature understanding of U.S. GAAP or U.S. securities laws; and (5) management dominated by a small group of individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ding-Shin “DS” Chang	President, CEO, Director	49	February 9, 2018
Boon Jin “Patrick” Tan	Treasurer, CFO, Director	48	February 9, 2018
Liang-Yu “Jacky” Chang	Secretary	43	February 9, 2018

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each current Director, Executive Officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. Ding-Shin “DS” Chang has since 2016 owned and operated his own financial services company, SGCI, with offices in Paris, London, Frankfurt, Hong Kong and Beijing, providing consulting services in the areas of lease financing, term financing, project financing, investment funds, fund management, corporate restructuring, and company reorganization. In 2013, he became the Vice-Chairman at a French financial group, a listing sponsor for NYSE-Euronext. His clients included companies from different countries across the globe. He worked for 16 years as a financial specialist and corporate Director serving the IT industry. Mr. Chang’s international professional career has spanned over 25 years, and he is fluent in French, English, and Mandarin Chinese.

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

Mr. Liang-Yu “Jacky” Chang specializes in investor relations in connection with initial public offerings in the United States, the People’s Republic of China and Taiwan. He has held positions with Taiwan’s Chip Hope (8084:TT) and J Touch Corporation (TPE:3584), and United States listed companies GIA Investments Corp. (OTCMKTS:GIAI) and Nownews Digital Media Technology Co. Ltd. (OTCMKTS:NDMT). From 2015 to 2017 Mr. Chang served as Vice President of Asia for Marechal & Associates Limited, and since 2017 he has served Vice President for the German company, SGCI Corporate Finance GmbH.

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at Level 11, Tower 4, Puchong Financial Corporate Centre (PFCC), Jalan Puteri 1/2, Bandar Puteri, 47100 Puchong, Malaysia.

Board and Committee Meetings

Our Board of Directors currently consists of two members, Mr. Ding-Shin “DS” Chang and Mr. Boon Jin “Patrick” Tan. The Board of Directors held no formal meetings during the year ended December 31, 2018. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended December 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Annual Report on Form 10-K.

Audit Committee

Currently the Company does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

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

(b)	each of our two most highly compensated Executive Officers who were serving as Executive Officers at the end of the year ended December 31, 2018, and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our Executive Officer at the end of the year ended December 31, 2018.

who we will collectively refer to as the named Executive Officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named Executive Officer, other than the Principal Executive Officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

2018 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ding-Shin “DS” Chang,	2018	0	0	0	0	0	0	0	0
President, CEO, Director	2017	0	0	0	0	0	0	0	0

Boon Jin “Patrick” Tan,	2018	0	0	0	0	0	0	0	0
Treasurer, CFO, Director	2017	0	0	0	0	0	0	0	0

Liang-Yu “Jacky” Chang,	2018	0	0	0	0	0	0	0	0
Secretary	2017	0	0	0	0	0	0	0	0

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

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended December 31, 2018.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2018.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2018, there were no options exercised by our named officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 15, 2019 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on May 15, 2019. As of May 15, 2019, there were 520,976,241 shares of our company’s Common Stock issued and outstanding.

	Amount and
	Nature
	of Beneficial	Percentage
Name and Address of Beneficial Owner	Ownership	of Class (1)
Ding-Shin “DS” Chang(2)	-	-
Boon Jin “Patrick” Tan(3)	100,000,000	19%
Liang-Yu “Jacky” Chang(4)	3,000,000	1%

Directors and Executive Officers as a Group (3 persons)	103,000,000	20%

5% or greater shareholders
Hasangwangmu (5)	82,000,000	16%
Sanarco Life & Wellness SA(6)	50,018,340	10%
Wolfpack Consulting Limited(7)	115,000,000	22%

____________

(1)	Percentages are calculated based on 520,976,241 shares of the Company’s Common Stock issued and outstanding on May 15, 2019.
(2)	Address at 12 Rue de Lorraine 92300, Levallois-Perret, France.
(3)	Address at D-15-05 Menara Mitraland, Jalan Pju 5/1, Kota Damansara, 47810 Selangor, Malaysia.
(4)	Address at 2F, No. 63, Sec 6, Xinhai Road, Taipei, Taiwan.
(5)	Address at Room C, 15/F, Ritz Plaza, 122 Austin Road, Tsim Sha Tsui, Kowloon, Hong Kong SAR, China.
(6)	Address at 15, Rue du Fort Bourbon, Luxembourg, Luxembourg L-1249 B222894.
(7)	Address at 5720 Plover Court, Richmond, BC, Canada V7E 4K2.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Revenue and Expense

During the year ended December 31, 2018 and 2017, the Company recorded revenue from related party of $32,273,533 and $0 and cost of goods sold from a related party of $34,949,798 and $0 from a related party and general and administrative expense from a related party of $14,690 and $0, respectively. As of December 31, 2018 and 2017, the Company had accounts receivable from related party of $37,055,058 and $0 and account payable to related party of $31,536,276 and $0, respectively

Due from related party

As of December 31, 2018 and 2017, the Company recorded due from related parties of $155,075 and $157,863, respectively. The loan is non-interest bearing and due on demand.

Due to related party

As of December 31, 2018 and 2017, the Company recorded due to related parties as follows. The loan is non-interest bearing and due on demand.

	December 31,	December 31,
	2018	2017
Loan from director	$1,022,775	$-
Loan from related parties	92,930	136,070
	$1,115,705	$136,070

Contribution

During the year ended December 31, 2018, related parties, who are shareholders of the Company, forgave debt, in the amount of $58,450 for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Audit Fees	$45,000	$50,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$45,000	$50,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included as part of this report:

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation and Amendments, as filed with the Nevada Secretary of State.	S-1	3.1	3/22/2013

3.2	Certificate of Amendment to Articles of Incorporation	10-K	3.2	5/13/2016

3.3	By-Laws of Registrant.	S-1	3.2	3/22/2013

3.4	Amended and Restated By-Laws of Registrant.	8-K	3.1	7/6/2018

10.1	Share Exchange Agreement, dated as of December 7, 2017, by and among Resort Savers, Inc., Dusun Eco Resort (2015) Sdn. Bhd., and the shareholders of Dusun Eco Resort (2015) Sdn. Bhd.	8-K	10.1	12/08/2017

10.2	Share Exchange Agreement, dated as of February 9, 2018, by and among Resort Savers, Inc., Admall Sdn. Bhd., and the shareholders of Admall Sdn. Bhd.	8-K	10.1	2/09/2018

10.3	Termination of Share Exchange Agreement, dated as of February 9, 2018, by and among Resort Savers, Inc., Dusun Eco Resort (2015) Sdn. Bhd., and the shareholders of Dusun Eco Resort (2015) Sdn. Bhd.	8-K	10.2	2/09/2018

10.4	Share Exchange Agreement, dated May 16, 2018, by and among the Company and Mr. Yang Baojijn.	8-K	10.1	5/22/2018

14.1	Code of Ethics.	10-K	14.1	05/01/2014

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

 __________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

RESORT SAVERS, INC.
(Registrant)

Dated: May 16, 2019	By:	/s/ DS Chang
Ding-Shin “DS” Chang
President, CEO
(Principal Executive Officer)

Dated: May 16, 2019	By:	/s/ Patrick Tan
Boon Jin “Patrick” Tan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 16, 2019	By:	/s/ DS Chang
Ding-Shin “DS” Chang
President, Chief Executive Officer and Director

Dated: May 16, 2019	By:	/s/ Patrick Tan
Boon Jin “Patrick” Tan
Treasurer, Chief Financial Officer and Director

INDEX TO THE AUDITED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Resort Savers, Inc.

No. 10-2-4B, Jin Di Shang Tang Garden,

Long Hua Xin Qu Shang Tang Road,

Shenzhen, Guangdong Province,

the People’s Republic of China.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resort Savers, Inc. (the ‘Company’) as of December 31, 2018 and 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows for the each of two years in the year ended of December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ Total Asia Associates PLT TOTAL ASIA ASSOCIATES PLT

Kuala Lumpur, Malaysia

May 16, 2019

RESORT SAVERS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$257,391	$2,301
Accounts receivable	38,165,057	129,435
Inventory	1,245,759	124,343
Other current assets	42,275	76,103
Amount due from related parties	155,075	157,863
Total Current Assets	39,865,557	490,045
Property and Equipment, net	551,548	760,278
Goodwill	3,199,594	-
TOTAL ASSETS	$43,616,699	$1,250,323

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$32,593,531	$22,517
Accrued liabilities and other payable	95,458	58,388
Deferred revenue	56,416	163,418
Due to related parties	1,115,705	136,070
Tax payable	229,729	34,191
Total Current Liabilities	34,090,839	414,584

Deferred tax liabilities	40,349	78,414
TOTAL LIABILITIES	34,131,188	492,998

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 520,976,241 and 400,000,000 shares issued and outstanding	52,098	40,000
Additional paid-in capital	8,884,686	1,166,475
Retained earnings (accumulated deficit)	991,525	(464,343)
Accumulated other comprehensive income (loss)	(442,798)	15,193
Total stockholders’ equity	9,485,511	757,325
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$43,616,699	$1,250,323

The notes are an integral part of these financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Operations and Other Comprehensive Income

	Year ended
	December 31,
	2018	2017

Revenue	$37,070,832	$891,875
Cost of goods sold	35,219,165	77,109
Gross Profit	1,851,667	814,766

Operating Expenses
General and administrative	655,618	972,124
Professional fees	67,980	-
Total Operating Expenses	723,598	972,124

Income (Loss) From Operations	1,128,069	(157,358)

Other Income (Expense)
Other income	206,927	163,959
Other loss	(34,137)	-
Interest expense	(88,120)	-
Total Other Income	84,670	163,959

Income Before Income Taxes	1,212,739	6,601
Provision for income taxes	(236,763)	(5,461)
Income from continuing operations	975,976	1,140

Discontinued Operations
Gain from disposal of subsidiary	508,501	-
Loss from discontinued operations, net of income taxes	(50,968)	-
Net income from discontinued operations	457,533	-

Net Income	1,433,509	1,140
Net loss attributable to the non-controlling interest	22,359	-
Net Income Attributable to the Shareholders of Resort Savers, Inc.	$1,455,868	$1,140

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$(399,377)	$71,634
Realized foreign currency translation	(23,701)	-
Total Comprehensive Income	1,010,431	72,774
Comprehensive income attributable to the non-controlling interest	(12,554)	-
Total Comprehensive Income Attributable to the Shareholders of Resort Savers, Inc.	$997,877	$72,774

Basic and Diluted Loss per Common Share	$0.00	$0.00
Basic and Diluted Weighted Average Common Shares Outstanding	459,614,364	400,000,000

The notes are an integral part of these financial statements.

 RESORT SAVERS, INC.

Consolidated Statements of Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (loss)	Noncontrolling Interest	Stockholders' Equity

Balance - December 31, 2016	400,000,000	$40,000	$1,166,475	$(465,483)	$(56,441)	$-	$684,551
Net loss	-	-	-	1,140	-	-	1,140
Other comprehensive income	-	-	-	-	71,634	-	71,634
Balance - December 31, 2017	400,000,000	$40,000	$1,166,475	$(464,343)	$15,193	$-	$757,325

Recapitalization	90,976,241	9,098	7,573,241	-	-	-	7,582,339
Common shares for conversion of debt	30,000,000	3,000	97,000	-	-	-	100,000
Cancellation of debt forgiveness	-	-	(100,000)	-	-	-	(100,000)
Debt forgiven by related parties	-	-	58,450	-	-	-	58,450
Beneficial conversion feature	-	-	100,000	-	-	-	100,000
Disposal of subsidiary	-	-	(10,480)	-	(23,701)	(12,554)	(46,735)
Net income (loss)	-	-	-	1,455,868	-	(22,359)	1,433,509
Other comprehensive income	-	-	-	-	(434,290)	34,913	(399,377)

Balance - December 31, 2018	520,976,241	$52,098	$8,884,686	$991,525	$(442,798)	$-	$9,485,511

The notes are an integral part of these unaudited financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Cash Flows

	Year ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,433,509	$1,140
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	106,315	101,353
Loss on disposal of plant and equipment	31,836	6,537
Impairment loss on plant and equipment	65,476	-
Amortization of discount	100,000	-
Gain on disposal of subsidiary	(508,501)	-
Changes in operating assets and liabilities:
Amount due from related parties	-	(142,051)
Accounts receivable	(12,540,360)	(141)
Inventories	(1,151,006)	12,385
Prepaid and other current assets	85,953	4,755
Accounts payable	12,821,826	12,074
Deferred revenue	(390,454)	24,950
Amount due to related parties	-	107,898
Tax payable	153,971	5,461
Accrued liabilities and other payable	403,931	(192,526)
Net cash provided by (used in) operating activities	612,496	(58,165)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received through business acquisition	88,738	-
Disposal of subsidiary	(38,468)	-
Purchase of property and equipment	(587)	(1,586)
Proceeds from disposal of property and equipment	4,661	8,267
Net cash provided by investing activities	54,344	6,681

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term loan	(934,800)	-
Loans from related parties	890,732	-
Repayments of loans from related parties	(66,410)	-
Net cash used in financing activities	(110,478)	-

Effects on changes in foreign exchange rate	(301,272)	2,293

Net change in cash and cash equivalents	255,090	(49,191)
Cash and cash equivalents - beginning of period	2,301	51,492
Cash and cash equivalents - end of period	$257,391	$2,301

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Debt forgiveness by related party	$58,450	$-
Common stock issued for conversion of debt	$100,000	$-
Beneficial conversion feature	$100,000	$-

The notes are an integral part of these unaudited financial statements.

RESORT SAVERS, INC.

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Expressed in United States Dollars

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

Reverse Stock Split

On July 3, 2018, our Board of Directors approved a reverse one-for-thirty (1-for-30) stock split (the “Reverse Split”) of the Company’s issued and outstanding Common Stock. The Reverse Split will have no effect on the number of authorized Common Stock of the Company, nor will it effect the authorized or issued and outstanding shares of preferred stock, par value $0.0001 per share (“Preferred Stock”), since the Company has no shares of Preferred Stock issued or outstanding. The management of the Company has delayed indefinitely the implementation of the Reverse Split and Name Change and submission of the same to the Financial Industry Regulatory Authority (“FINRA”) for review. No adjustments have been made to the financial statements as a result of the Reverse Split.

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

The amounts shown in these financial statements for periods prior to May 16, 2018 are those of Admall. For the period from May 16, 2018 through December 31, 2018, the amounts shown in these financial statements are the consolidated results of the Company including its wholly owned subsidiary, Admall.

Principles of Consolidation

At December 31, 2018, the principal subsidiaries of the Company were listed as follows:

Entity Name	Acquisition Date	Ownership	Jurisdiction	Investments Held By	Nature of Operation	Fiscal Year
Admall Sdn. Bhd.	May 16, 2018	100%	Malaysia	RSSV	Nutritional Services	December 31
Xing Rui International Investment Holding Group Co., Ltd. (“Xing Rui”)	December 22, 2014	100%	Seychelles	RSSV	Holding Company	January 31
Xing Rui International Investment Group Ltd. (“Xing Rui HK”)	December 22, 2014	100%	Hong Kong, the PRC	Xing Rui	Holding Company	January 31
Huaxin Changrong (Shenzhen) Technology Service Co., Ltd. (“Huaxin”) *	August 27, 2015	100%	the PRC	Xing Rui	Holding Company	December 31
Beijing Yandong Tieshan Oil Products Co., Ltd. (“Tieshan Oil”) *	January 29, 2016	51%	the PRC	Huaxin	Trading of oil products	December 31
	May 16, 2018	49%

__________

*	The English names used are translated only.

These consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Use of Estimates and Assumptions

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

Tieshan Oil

During the year ended December 31, 2018, one customer, who is a related party, accounted for 98% of revenues from related party.

As of December 31, 2018, one customer accounted for approximately 98% of accounts receivable and two vendors accounted for approximately 96% of accounts payable, respectively.

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

Property and equipment

Fixed assets are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows:

Computer and software	5 years
Furniture and fittings	6 years
Office equipment	4 years
Plant and machinery	5 ~ 10 years
Renovation	3.3 years

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

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2018 and 2017, the Company did not impair any long-lived assets.

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

Deferred Revenue

The company has entered into agreements where the services to be performed extends beyond the current operating cycle. For these agreements, the company records a long-term obligation and recognizes revenue over the period of the agreement as the services are rendered.

Deferred revenue at December 31, 2018 and 2017, was $56,416 and $163,418, respectively.

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

Earnings Per Share of Common Stock

The Company has adopted ASC Topic 260, ”Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s financial statements.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of December 31, 2018 and 2017. As at December 31, 2018 and 2017, the Company had accounts receivable of $38,165,057 and $129,435, respectively and trade receivables from customers which are related to the Company of $37,055,058 are included in accounts receivable.

NOTE 5 – INVENTORIES

Inventories at December 31, 2018 and 2017 consist of the following:

	December 31,	December 31,
	2018	2017

Finished goods	$1,245,759	$124,343

NOTE 6 – PLANT AND EQUIPMENT

Plant and equipment at December 31, 2018 and 2017 consist of the following:

	December 31,	December 31,
	2018	2017
Cost:
Computer and software	$77,157	$93,893
Furniture and fittings	4,322	39,969
Office equipment	5,186	42,799
Plant and machinery	773,618	738,662
Renovation	-	48,978
	860,283	964,301
Less: accumulated depreciation	(308,735)	(204,023)
Plant and equipment, net	$551,548	$760,278

During the year ended December 31, 2018 and 2017, the Company recorded depreciation of $106,315 and $101,353, respectively.

During the year ended December 31, 2018 and 2017, the Company acquired assets of $587 and $1,586, respectively, and sold assets for $4,661 and $8,267, respectively and recorded loss on sales of assets of $31,836 and $6,537, respectively.

During the year ended December 31, 2018 and 2017, the Company recorded an impairment loss of $65,476 and $0, respectively.

NOTE 7 –ACCRUED LIABILITIES AND OTHER PAYABLE

The Company’s accrued liabilities and other payable consists of the following:

	December 31,	December 31,
	2018	2017
Accrued expenses	$45,000	$35,121
Deposit received	-	308
Other payables	50,549	22,959
	$95,459	$58,388

NOTE 8 – SHORT-TERM LOAN

There are no provisions in the Company’s bank borrowings that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business.

The interest rate is 0.5% per month. The loan is secured by 48.83% shares of Tieshan Oil held by Mr. Yang Baojin (“Mr. Yang”). The Loan was due on October 7, 2017. The Company believes that the carrying value of the equity interest in Tieshan Oil, which is a financial instrument, and which has been pledged by Mr. Yang as collateral for the loan is sufficient to underlie the loan, and the Company has not been requested to add any additional credit enhancements.

During the year ended December 31, 2018, the Company repaid $934,800 (RMB 6,000,000). On December 31, 2018 and 2017, the Company had a short-term loan balance of $0.

NOTE 9 – CONVERTIBLE NOTE

On May 21, 2018, the Company issued the convertible note of $100,000 with a conversion price of one-third of one cent to the related party to repay related party contribution. The convertible note is non-bearing interest and due on May 21, 2019. The Company recorded a discount on the convertible note due to a beneficial conversion feature of $100,000.

On May 30, 2018, the note was fully converted into 30,000,000 shares of common stock.

During the year ended December 31, 2018 and 2017, the Company recognized amortization of discount of $100,000, $0, respectively.

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

During the year ended December 31, 2018, the Company issued 30,000,000 shares of common stock for conversion of debt of $100,000.

During the year ended December 31, 2017, there were no issuances of common stock.

As at December 31, 2018 and 2017, the Company had 520,976,241 and 400,000,000 common shares issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

Additional Paid-In Capital

During the year ended December 31, 2018 and 2017, related parties contributed additional paid-in capital in the amount of $58,450 and $0, respectively, to fund operating expenses and related party contribution of $100,000 was cancelled (see Note 11).

NOTE 11 – RELATED PARTY TRANSACTIONS

Revenue and Expense

During the year ended December 31, 2018 and 2017, the Company recorded revenue from related party of $32,273,533 and $0 and cost of goods sold from a related party of $34,949,798 and $0 from a related party and general and administrative expense from a related party of $14,690 and $0, respectively. As of December 31, 2018 and 2017, the Company had accounts receivable from related party of $37,055,058 and $0 and account payable to related party of $31,536,276 and $0, which is included in accounts payable, respectively

Due from related party

As of December 31, 2018 and 2017, the Company recorded due from related parties of $155,075 and $157,863, respectively. The loan is non-interest bearing and due on demand.

Due to related party

As of December 31, 2018 and 2017, the Company recorded due to related parties as follows. The loan is non-interest bearing and due on demand.

	December 31,	December 31,
	2018	2017
Loan from director	$1,022,775	$-
Loan from related parties	92,930	136,070
	$1,115,705	$136,070

Contribution

During the year ended December 31, 2018, related parties, who are shareholders of the Company, forgave debt, in the amount of $58,450 for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

During the year ended December 31, 2018, $100,000 originally recorded as a contribution to capital was cancelled and recorded as a convertible note payable (Note 9).

NOTE 12 – INCOME TAXES

The Company operates in the United States and its wholly-owned subsidiaries operate in Malaysia, Hong Kong and China and files tax returns in these jurisdictions.

Income (loss) from continuing operations before income tax expense (benefit) is as follows:

	For the Year Ended
	December 31,
	2018	2017
Tax jurisdiction from:
United States	$(165,692)	$-
Foreign	1,378,431	6,601
Loss before income taxes	$1,212,739	$6,601

Income tax provision is as follows:

	For the Year Ended
	December 31,
	2018	2017
Tax jurisdiction from:
United States	$-	$-
Foreign	236,763	5,461
Provision for income taxes	$236,763	$5,461

	December 31,
	2018	2017
Deferred tax assets:
NOL carryforwards
United States	$13,795	$-
Foreign	4,161
Total	22,117	-
Less: valuation allowance	(22,117)	-
Net deferred tax asset	$-	$-

	December 31,
	2018	2017
Deferred tax liabilities:
United States	$-	$-
Foreign	40,349	78,414
Total	40,349	78,414
Current deferred tax liabilities	-	-
Long-term deferred tax liabilities	$40,349	$78,414

The expected approximate income tax rate for 2018 and 2017, for United States is 21% for (2018), Hong Kong is 16.5%, the PRC is 25%, and Malaysia is 18%. The total income tax benefit differs from the expected income tax benefit principally due to the valuation allowance recorded against the deferred tax assets which are principally comprised of net operating losses (“NOLs”) and deferred tax liabilities.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return. The Company provided a full valuation allowance against its deferred tax assets as of December 31, 2018 and 2017. This valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets may not be realized.

The Company has approximately $190,000 of U.S. and foreign carryforwards, the tax effect of which is approximately $22,000 as of December 31, 2018.

The U. S. NOL carryforwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382. The Company has not performed a study to determine if the NOL carryforwards are subject to these Section 382 limitations. In addition, the Company has foreign NOLs. The Company is still evaluating the impact of a change in stock ownership and the potential limitation of foreign NOLs.

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company has recorded a full valuation allowance of $22,117 and $0 for deferred tax assets existing as of December 31, 2018 and 2017, respectively. The valuation allowance as of December 31, 2018 and 2017 is attributable to NOL carryforwards in the United States and foreign jurisdictions.

NOTE 13 - SEGMENTED INFORMATION

At September 30, 2018, the Company operates in two industry segments, health beverage and oil and gas, and two geographic segments, Malaysia and China, where majority current assets and equipment are located.

Segment assets and liabilities as of December 31, 2018 and 2017 were as follows:

December 31, 2018	Holding Company	Oil and Gas	Nutritional Services	Health beverage - Discontinued Operation	Total Consolidated
Assets
Current assets	$3,545	$38,020,730	$1,841,282	$-	$39,865,557
Non-current assets	1,219,807	1,981,195	550,140	-	3,751,142
Liabilities
Current liabilities	167,010	32,703,644	1,220,185	-	34,090,839
Long term liabilities	-	-	40,349	-	40,349
Net assets (liabilities)	$1,056,342	$7,298,281	$1,130,888	$-	$9,485,511

December 31, 2017	Holding Company	Health Beverage	Oil and Gas	Nutritional Services	Total Consolidated
Assets
Current assets	$-	$-	$-	$490,045	$490,045
Non-current assets	-	-	-	760,278	760,278
Liabilities
Current liabilities	-	-	-	414,584	414,584
Long term liabilities	-	-	-	78,414	78,414
Net assets (liabilities)	$-	$-	$-	$757,325	$757,325

Segment revenue and net loss for the year ended December 31, 2018 and 2017 were as follows:

Year Ended December 31, 2018	Holding Company	Oil and Gas	Nutritional Services	Health Beverage - Discontinued Operations	Total Consolidated
Revenue	$-	$35,988,326	$1,082,506	$-	$37,070,832
Cost of goods sold	-	(34,949,798)	(269,367)	-	(35,219,165)
Operating expenses	(102,186)	(43,027)	(578,385)	-	(723,598)
Other income (expenses)	(73,179)	(17,793)	175,642	-	84,670
Provision for income taxes	(1,653)	(221,084)	(14,026)	-	(236,763)
Loss from discontinued operations	-	-	-	457,533	457,533
Net income (loss)	$(177,018)	$756,624	$396,370	$457,533	$1,433,509

Year Ended December 31, 2017	Holding Company	Oil and Gas	Nutritional Services	Health Beverage -Discontinued Operations	Total Consolidated
Revenue	$-	$-	$891,875	$-	$891,875
Cost of goods sold	-	-	(77,109)	-	(77,109)
Operating expenses	-	-	(972,124)	-	(972,124)
Other income	-	-	163,959	-	163,959
Provision for income taxes	-	-	(5,461)	-	(5,461)
Net loss	$-	$-	$1,140	$-	$1,140

NOTE 14 – DISCONTINUED OPERATIONS

On November 19, 2018, the Company entered into the share purchase agreement to sell 60% of the total issued and outstanding equity of Shenzhen Amuli Industrial Development Co. Ltd. (“Amuli”). In exchange for the shares, the Company received a purchase price of $1 (7 Chinese Yuan). The Purchaser shall become the majority equity owner of the Amuli and the Company shall have no further interest in Amuli.

During the year ended December 31, 2018, the Company recorded a gain on disposal of $464,305. The disposal of Amuli qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of Amuli’s operations from its Consolidated Statements of Operations and Comprehensive Loss to present this business in discontinued operations.

The following table shows the results of operations of Amuli for the year ended December 31, 2018 and 2017 which are included in the loss from discontinued operations:

	For the Year Ended
	December 31,
	2018	2017
Revenue	$1,916	$-
General and administrative	(52,876)	-
Total Other Income Expenses	(8)	-
Loss from discontinued operations	$(50,968)	$-

The following table summarizes the carrying amounts of the assets and liabilities held for sale as of November 19, 2018,

November 19,
2018
Cash and cash equivalents	$38,468
Accounts receivable	4,736
Total Current assets	43,204
Total Assets	$43,204

Accrued liabilities and other payable	$457,190
Total Current Liabilities	$457,190
Total Liabilities	$457,190

Net assets and liabilities	$(413,986)
Consideration received on disposal	1
Recycling of accumulated other comprehensive income	(71,482)
Contribution by related party	(10,480)
Non-contorting interest	(12,554)
Gain on disposal	$508,501

NOTE 15 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure

