Form 10-K/A
period 2018-12-31
Resort Savers, Inc.
filed 2019-06-04
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Resort Savers, Inc., (the “Company”) has prepared this Amendment No. 1 (this “Amendment”) on Form 10-K/A to its annual report on Form 10-K for the transition period ended December 31, 2018 (the “Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 17, 2019, solely to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. These exhibits were inadvertently not included with our Form 10-K filing.  Exhibit 101 consists of the following materials from our Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCG	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation LinkBase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

As set forth in Item 15 of Part IV, the XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

In addition, pursuant to the rules of the SEC, Item 15 of the Form 10-K has been amended to contain currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. All other information contained in the Form 10-K remains unchanged.

2

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

RESORT SAVERS, INC.
(Registrant)

Dated: June 3, 2019	By:	/s/ DS Chang
Ding-Shin “DS” Chang
President, CEO
(Principal Executive Officer)

Dated: June 3, 2019	By:	/s/ Patrick Tan
Boon Jin “Patrick” Tan
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 3, 2019	By:	/s/ DS Chang
Ding-Shin “DS” Chang
President, Chief Executive Officer and Director

Dated: June 3, 2019	By:	/s/ Patrick Tan
Boon Jin “Patrick” Tan
Treasurer, Chief Financial Officer and Director

4