Form 10-Q
period 2019-03-31
Resort Savers, Inc.
filed 2019-06-10
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-55319

Resort Savers, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-1993448
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Level 11, Tower 4, Puchong Financial Corporate Centre (PFCC) Jalan Puteri 1/2, Bandar Puteri, 47100 Puchong, Malaysia	47100
(Address of principal executive offices)	(Zip Code)

+60 3 8600 0313
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 10, 2019, there were 520,976,241 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2019

RESORT SAVERS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$180,522	$257,391
Accounts receivable	12,185,995	38,165,057
Inventory	2,791,090	1,245,759
Other current assets	88,068	42,275
Due from related parties	945,381	155,075
Total Current Assets	16,191,056	39,865,557
Property and Equipment, net	534,492	551,548
Goodwill	3,199,594	3,199,594
TOTAL ASSETS	$19,925,142	$43,616,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,092,930	$32,593,531
Accrued liabilities and other payable	1,491,884	95,458
Deferred revenue	45,695	56,416
Due to related parties	1,133,817	1,115,705
Tax payable	214,956	229,729
Total Current Liabilities	9,979,282	34,090,839

Deferred tax liabilities	40,861	40,349
TOTAL LIABILITIES	10,020,143	34,131,188

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 520,976,241 shares issued and outstanding	52,098	52,098
Additional paid-in capital	8,884,686	8,884,686
Retained earnings	1,263,014	991,525
Accumulated other comprehensive loss	(294,799)	(442,798)
Total equity	9,904,999	9,485,511
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,925,142	$43,616,699

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenue	$14,781,045	$211,032
Cost of goods sold	14,169,390	156,151
Gross Profit	611,655	54,881

Operating Expenses
General and administrative	182,744	190,603
Professional fees	26,245	-
Total Operating Expenses	208,989	190,603

Income (Loss) From Operations	402,666	(135,722)

Other Income
Other income	134	2,071
Total Other Income	134	2,071

Income (Loss) Before Income Taxes	402,800	(133,651)
Provision for income taxes	(131,311)	20,797
Net Income (Loss)	$271,489	$(112,854)

Other Comprehensive Income
Foreign currency translation adjustments	$147,999	$37,403
Total Comprehensive Income (Loss)	$419,488	$(75,451)

Basic and Diluted Income (Loss) per Common Share	$0.00	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	520,976,241	400,000,000

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

Three Months Ended March 31, 2019
					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Stockholders' Equity

Balance - December 31, 2018	520,976,241	$52,098	$8,884,686	$991,525	$(442,798)	$9,485,511

Net income	-	-	-	271,489	-	271,489
Other comprehensive income	-	-	-	-	147,999	147,999

Balance - March 31, 2019	520,976,241	$52,098	$8,884,686	$1,263,014	$(294,799)	$9,904,999

Three Months Ended March 31, 2018
					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity

Balance - December 31, 2017	400,000,000	$40,000	$1,166,475	$(464,343)	$15,193	$757,325

Net loss	-	-	-	(112,854)	-	(112,854)
Other comprehensive income	-	-	-	-	37,403	37,403

Balance - March 31, 2018	400,000,000	$40,000	$1,166,475	$(577,197)	$52,596	$681,874

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$271,489	$(112,854)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	24,027	27,532
Changes in operating assets and liabilities:
Amount due from related parties	(784,101)	(2,707)
Accounts receivable	26,771,083	(45,847)
Inventories	(1,525,401)	128,628
Other current assets	(45,158)	11,000
Accounts payable	(26,165,313)	13,304
Deferred revenue	(11,413)	604
Amount due to related parties	-	(15,528)
Tax payable	(19,474)	(20,797)
Accrued liabilities and other payable	1,392,750	11,640
Net cash used in operating activities	(91,511)	(5,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(4,071)
Loans from related parties	11,237	-
Repayments of loans from related parties	(2,489)	-
Net cash provided by (used in) financing activities	8,748	(4,071)

Effects on changes in foreign exchange rate	5,894	8,107

Net change in cash and cash equivalents	(76,869)	(989)
Cash and cash equivalents - beginning of period	257,391	989
Cash and cash equivalents - end of period	$180,522	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$45,485	$-

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Notes to the Consolidated Financial Statements

March 31, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (SEC) and generally accepted accounting principles (“GAAP”) in the United States of America. The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X and presented in United States dollars.

The amounts shown in these financial statements for periods prior to May 16, 2018 are those of Admall.

In the opinion of the company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of March 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on May 17, 2018.

Principles of Consolidation

At March 31, 2019, the principal subsidiaries of the Company were listed as follows:

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

Tieshan Oil

During the three months ended March 31, 2019, one customer, who is a related party, accounted for 99% of revenues from related party.

As of March 31, 2019 and December 31, 2018, one customer accounted for approximately 94% and 98% of accounts receivable, one vendor accounted for approximately 88% and two vendors for approximately 96% of accounts payable, respectively.

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

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet had sufficient revenues to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of March 31, 2019 and December 31, 2018. As at March 31, 2019 and December 31, 2018, the Company had accounts receivable of $12,185,995 and $38,165,057, respectively and trade receivables from customers which are related to the Company of $11,478,115 and $37,055,058 are included in accounts receivable.

NOTE 5 – INVENTORIES

Inventories at March 31, 2019 and December 31, 2018 consist of the following:

	March 31,	December 31,
	2019	2018

Finished goods	$2,791,090	$1,245,759

NOTE 6 – PROPERTYAND EQUIPMENT

Plant and equipment at March 31, 2019 and December 31, 2018 consist of the following:

	March 31,	December 31,
	2019	2018
Cost:
Computer and software	$78,138	$77,157
Furniture and fittings	4,376	4,322
Office equipment	5,252	5,186
Plant and machinery	784,031	773,618
	871,797	860,283
Less: accumulated depreciation	(337,305)	(308,735)
Property and Equipment, net	$534,492	$551,548

During the three months ended March 31, 2019 and 2018, the Company recorded depreciation of $24,027 and $27,532, respectively.

NOTE 7 –ACCRUED LIABILITIES AND OTHER PAYABLE

The Company’s accounts payable and accrued liabilities consist of the followings:

	March 31,	December 31,
	2019	2018
Accrued expenses	$70,613	$45,000
Deposit received	4,524	-
Other payables	1,414,842	50,458
Credit Card	1,905	-
	$1,491,884	$95,458

NOTE 8 - STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of March 31, 2019:

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

During the three months ended March 31, 2019, there were no issuances of common stock.

As at March 31, 2019 and December 31, 2018, the Company had 520,976,241 common shares issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 9 – RELATED PARTY TRANSACTIONS

Revenue and Expense

During the three months ended March 31, 2019 and 2018, the Company recorded revenue from related party of $14,664,803 and $0 and cost of goods sold from a related party of $14,154,294 and $0 and general and administrative expense from a related party of $4,446 and $0, respectively. As of March 31, 2019 and December 31, 2018, the Company had accounts receivable from related party of $11,478,115 and $37,055,058 and account payable to related party of $6,210,968 and $31,536,276, which is included in accounts payable, respectively

Due from related party

As of March 31, 2019 and December 31, 2018, the Company recorded due from related parties as follows. The loan is non-interest bearing and due on demand.

	March 31,	December 31,
	2019	2018
Prepayment	$788,334	$-
Loan to related parties	157,047	155,075
	$945,381	$155,075

Due to related party

As of March 31, 2019 and December 31, 2018, the Company recorded due to related parties as follows. The loan is non-interest bearing and due on demand.

	March 31,	December 31,
	2019	2018
Loan from director	$1,013,557	$1,022,775
Loan from related parties	120,260	92,930
	$1,133,817	$1,115,705

NOTE 10 - SEGMENTED INFORMATION

At March 31, 2019, the Company operates in two industry segments, health beverage and oil and gas, and two geographic segments, Malaysia and China, where majority current assets and equipment are located.

Segment assets and liabilities as of March 31, 2019 and December 31, 2018 were as follows:

March 31, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$3,190	$13,080,332	$3,107,534	$16,191,056
Non-current assets	3,199,594	-	534,492	3,734,086
Liabilities
Current liabilities	172,275	7,234,096	2,572,911	9,979,282
Long term liabilities	-	-	40,861	40,861
Net assets	$3,030,509	$5,846,236	$1,028,254	$9,904,999

December 31, 2018	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$3,545	$38,020,730	$1,841,282	$39,865,557
Non-current assets	1,219,807	1,981,195	550,140	3,751,142
Liabilities
Current liabilities	167,010	32,703,644	1,220,185	34,090,839
Long term liabilities	-	-	40,349	40,349
Net assets	$1,056,342	$7,298,281	$1,130,888	$9,485,511

Segment revenue and net income (loss) for the three and three months ended March 31, 2019 and 2018 were as follows:

Three Months Ended March 31, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$14,664,803	$116,242	$14,781,045
Cost of goods sold	-	(14,118,726)	(50,664)	(14,169,390)
Operating expenses	(5,687)	(20,834)	(182,468)	(208,989)
Other income	-	-	134	134
Provision for income taxes	-	(131,311)	-	(131,311)
Net income (loss)	$(5,687)	$393,932	$(116,756)	$271,489

Three Months Ended March 31, 2018	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$-	$211,032	$211,032
Cost of goods sold	-	-	(156,151)	(156,151)
Operating expenses	-	-	(190,603)	(190,603)
Other income	-	-	2,071	2,071
Provision for income taxes	-	-	20,797	20,797
Net loss	$-	$-	$(112,854)	$(112,854)

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

Results of Operations

Our operations for the three months ended March 31, 2019 and 2018 are outlined below:

Due to reverse acquisition accounting, the Results of operations are not comparable for 2018. Due to acquisition accounting, Admall Sdn. Bhd. (“Admall”) is the accounting acquirer on May 16, 2018 (“acquisition date”), and all operating results prior to May 16, 2018, are those of Admall only. For periods after the acquisition date, results of operations are those of the Company on a consolidated basis.

Three months ended March 31, 2019 compared to three months ended March 31, 2018

	Three Months Ended
	March 31,		Change
	2019	2018	Amount
Revenue	$14,781,045	$211,032	$14,570,013
Cost of Goods Sold	$14,169,390	$156,151	$14,013,239
Gross Profit	$611,655	$54,881	$556,774
Operating expenses	$208,989	$190,603	$18,386
Other Income	$134	$2,071	$(1,937)
Net income (loss)	$271,489	$(112,854)	$384,343

For the three months ended March 31, 2019 and 2018 our results of operations segment, are as follows:

Three Months Ended March 31, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$14,664,803	$116,242	$14,781,045
Cost of goods sold	-	(14,118,726)	(50,664)	(14,169,390)
Operating expenses	(5,687)	(20,834)	(182,468)	(208,989)
Other income	-	-	134	134
Provision for income taxes	-	(131,311)	-	(131,311)
Net income (loss)	$(5,687)	$393,932	$(116,756)	$271,489

Three Months Ended March 31, 2018	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$-	$211,032	$211,032
Cost of goods sold	-	-	(156,151)	(156,151)
Operating expenses	-	-	(190,603)	(190,603)
Other income	-	-	2,071	2,071
Provision for income taxes	-	-	20,797	20,797
Net loss	$-	$-	$(112,854)	$(112,854)

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2019 and December 31, 2018, respectively.

Working Capital

The following table provides selected financial data about our company as of March 31, 2019 and December 31, 2018, respectively.

	March 31,	December 31,	Change
	2019	2018	Amount
Cash	$180,522	$257,391	$(76,869)

Current Assets	$16,191,056	$39,865,557	$(23,674,501)
Current Liabilities	$9,979,282	$34,090,839	$(24,111,557)
Working Capital	$6,211,774	$5,774,718	$437,056

The increase in working capital was primarily attributed to a decrease in current liabilities offset by a decrease in current assets.  The decrease in current assets was primarily attributed to a decrease in accounts receivable offset by an increase in inventory. The decrease in current liabilities was primarily attributed to a decrease in accounts payable offset by an increase in accrued liabilities and other payable.

Cash Flow

	Three Months Ended
	March 31,		Change
	2019	2018	Amount
Cash Flows used in operating activities	$(91,511)	$(5,025)	$(86,486)
Cash Flows provided by (used in) financing activities	$8,748	$(4,071)	$12,819
Effects on changes in foreign exchange rate	$5,894	$8,107	$(2,211)
Net change in cash during period	$(76,869)	$(989)	$(75,880)

Cash Flow from Operating Activities

During the three months ended March 31, 2019, our Company used $91,511 in operating activities, compared to $5,025 during the three months ended March 31, 2018. During the three months ended March 31, 2019, we generated net income of $271,489 and increased by $24,027 in depreciation and we used cash flow of $387,027 from the net change in current assets and liabilities. During the three months ended March 31, 2018, we incurred a net loss of $112,854 of which $27,532 arose from non-cash expenses and we generated cash flow of $80,297 from the net change in current assets and liabilities.

Cash Flow from Investing Activities

During the three months ended March 31, 2019 and 2018, we did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended March 31, 2019, our Company received $8,748 in financing activities. For the three months ended March 31, 2019, the Company received $11,237 from loans from related parties and repaid loans from related parties for $2,489.

For the three months ended March 31, 2018, our Company used $4,071 for a bank overdraft.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

As of the end of the quarter covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Our management’s communication with staff and outside professional advisors is a source of substantial concern and risk, and considering all components of our assessment, our president (our principal executive officer and principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*	Filed herewith.
**	Deemed furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESORT SAVERS, INC.
(Registrant)

Dated: June 10, 2019	/s/ DS Chang
Ding-Shin “DS” Chang
President, Chief Executive Officer and Director
(Principal Executive Officer)

