Form 10-Q
period 2019-06-30
Resort Savers, Inc.
filed 2019-08-14
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 13, 2019, there were 520,976,241 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2019

RESORT SAVERS, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$52,867	$257,391
Accounts receivable	12,461,841	38,165,057
Inventory	6,972,251	1,245,759
Other current assets	55,181	42,275
Due from related parties	937,437	155,075
Total Current Assets	20,479,577	39,865,557
Property and Equipment, net	505,597	551,548
Goodwill	3,199,594	3,199,594
TOTAL ASSETS	$24,184,768	$43,616,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	$9,377	$-
Accounts payable	11,690,896	32,593,531
Accrued liabilities and other payable	1,375,064	95,458
Deferred revenue	51,145	56,416
Due to related parties	1,158,464	1,115,705
Tax payable	104,527	229,729
Total Current Liabilities	14,389,473	34,090,839

Deferred tax liabilities	40,362	40,349
TOTAL LIABILITIES	14,429,835	34,131,188

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 520,976,241 shares issued and outstanding	52,098	52,098
Additional paid-in capital	8,884,686	8,884,686
Retained earnings	1,259,253	991,525
Accumulated other comprehensive loss	(441,104)	(442,798)
Total equity	9,754,933	9,485,511
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,184,768	$43,616,699

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$8,089,898	$4,571,526	$22,870,943	$4,782,558
Cost of goods sold	7,808,756	4,325,035	21,978,146	4,481,186
Gross Profit	281,142	246,491	892,797	301,372

Operating Expenses
General and administrative	168,337	118,621	351,081	309,224
Professional fees	28,670	22,837	54,915	22,837
Total Operating Expenses	197,007	141,458	405,996	332,061

Income (Loss) From Operations	84,135	105,033	486,801	(30,689)

Other Income (Expense)
Other income	7,377	601	7,511	2,672
Other loss	(28,863)	(13,754)	(28,863)	(13,754)
Interest expense	-	(88,315)	-	(88,315)
Total Other Expense	(21,486)	(101,468)	(21,352)	(99,397)

Income (Loss) Before Income Taxes	62,649	3,565	465,449	(130,086)
Provision for income taxes	(66,410)	(19,005)	(197,721)	1,792
Income (loss) from continuing operations	(3,761)	(15,440)	267,728	(128,294)

Discontinued operations
Loss from discontinued operations, net of income taxes	-	(944)	-	(944)

Net Income (Loss)	(3,761)	(16,384)	267,728	(129,238)
Net (income) loss attributable to the non-controlling interest	-	378	-	378
Net Income (Loss) Attributable to the Shareholders of Resort Savers, Inc.	$(3,761)	$(16,006)	$267,728	$(128,860)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(146,305)	(228,603)	1,694	(191,200)
Total Comprehensive Income (Loss)	(150,066)	(244,987)	269,422	(320,438)
Comprehensive income attributable to the non-controlling interest	-	(44,908)	-	(7,505)
Total Comprehensive Income (Loss) Attributable to The Shareholders of Resort Savers, Inc.	$(150,066)	$(289,895)	$269,422	$(327,943)

Basic and Diluted Gain (Loss) per Common Share
Gain (loss) from Continuing operations	$(0.00)	$(0.00)	$0.00	$(0.00)
Loss from Discontinued operations	$-	$(0.00)	$-	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	520,976,241	295,811,406	520,976,241	186,003,865

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Number of Shares	Amount	Capital	Earnings	Loss	Equity

Balance - December 31, 2018	520,976,241	$52,098	$8,884,686	$991,525	$(442,798)	$9,485,511

Net income	-	-	-	271,489	-	271,489
Other comprehensive income	-	-	-	-	147,999	147,999

Balance - March 31, 2019	520,976,241	$52,098	$8,884,686	$1,263,014	$(294,799)	$9,904,999

Net loss	-	-	-	(3,761)	-	(3,761)
Other comprehensive loss	-	-	-	-	(146,305)	(146,305)

Balance - June 30, 2019	520,976,241	$52,098	$8,884,686	$1,259,253	$(441,104)	$9,754,933

					Accumulated
	Common Stock		Additional		Other		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Noncontrolling Interest	Stockholders' Equity

Balance - December 31, 2017	400,000,000	$40,000	$1,166,475	$(464,343)	$15,193	$-	$757,325

Net loss	-	-	-	(112,854)	-	-	(112,854)
Other comprehensive income	-	-	-	-	37,403	-	37,403

Balance - March 31, 2018	400,000,000	$40,000	$1,166,475	$(577,197)	$52,596	$-	$681,874

Recapitalization	90,976,241	9,098	7,573,241	-	-	-	7,582,339
Common shares for conversion of debt	30,000,000	3,000	97,000	-	-	-	100,000
Cancellation of debt forgiveness	-	-	(41,600)	-	-	-	(41,600)
Beneficial conversion feature	-	-	100,000	-	-	-	100,000
Net loss	-	-	-	(16,006)	-	(378)	(16,384)
Other comprehensive income	-	-	-	-	(236,486)	7,883	(228,603)

Balance - June 30, 2018	520,976,241	$52,098	$8,895,116	$(593,203)	$(183,890)	$7,505	$8,177,626

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$267,728	$(129,238)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	46,297	58,848
Changes in operating assets and liabilities:
Amount due from related parties	(791,875)	(16,324,038)
Accounts receivable	26,068,291	24,112,307
Inventories	(5,785,524)	28,017
Other current assets	(12,895)	28,251
Accounts payable	(21,207,233)	(38,037)
Deferred revenue	(5,307)	(12,402)
Amount due to related parties	-	(6,909,848)
Tax payable	(126,521)	(1,812)
Accrued liabilities and other payable	1,258,458	(1,943)
Net cash provided by (used in) operating activities	(288,581)	810,105

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received through business acquisition	-	88,738
Proceeds from disposal of property and equipment	-	952
Net cash provided by investing activities	-	89,690

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	38,756	-
Repayment of short-term loan	-	(934,800)
Loans from related parties	74,194	66,190
Repayments of loans from related parties	(2,489)	-
Net cash provided by (used in) financing activities	110,461	(868,610)

Effects on changes in foreign exchange rate	(26,404)	117,922

Net change in cash and cash equivalents	(204,524)	149,107
Cash and cash equivalents - beginning of period	257,391	989
Cash and cash equivalents - end of period	$52,867	$150,096

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$311,467	$-

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Notes to the Consolidated Financial Statements

June 30, 2019

Expressed in United States Dollars

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Resort Savers, Inc. (“we,” “us,” “our,” the “Company,” “Resort Savers” or “RSSV”) is a Nevada corporation incorporated on June 25, 2012. It is based in Puchong, Malaysia. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

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

In the opinion of the company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on May 17, 2018.

Principles of Consolidation

At June 30, 2019, the principal subsidiaries of the Company were listed as follows:

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

Tieshan Oil

During the six months ended June 30, 2019 and 2018, one customer, who is a related party, accounted for 93% and 94% of revenues from related party.

As of June 30, 2019 and December 31, 2018, one customer accounted for approximately 98% and 98% of accounts receivable, two vendors accounted for approximately 50% and two vendors for approximately 96% of accounts payable, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of June 30, 2019 and December 31, 2018. As at June 30, 2019 and December 31, 2018, the Company had accounts receivable of $12,461,841 and $38,165,057, respectively and trade receivables from customers which are related to the Company of $12,171,710 and $37,055,058 are included in accounts receivable.

NOTE 5 – INVENTORIES

Inventories at June 30, 2019 and December 31, 2018 consist of the following:

	June 30,	December 31,
	2019	2018

Finished goods	$6,972,251	$1,245,759

NOTE 6 – PROPERTYAND EQUIPMENT

Plant and equipment at June 30, 2019 and December 31, 2018 consist of the following:

	June 30,	December 31,
	2019	2018
Cost:
Computer and software	$77,184	$77,157
Furniture and fittings	4,323	4,322
Office equipment	5,188	5,186
Plant and machinery	775,052	773,618
	861,747	860,283
Less: accumulated depreciation	(356,150)	(308,735)
Equipment, net	$505,597	$551,548

During the six months ended June 30, 2019 and 2018, the Company recorded depreciation of $46,297 and $58,848, respectively.

NOTE 7 –ACCRUED LIABILITIES AND OTHER PAYABLE

The Company’s accounts payable and accrued liabilities consist of the followings:

	June 30,	December 31,
	2019	2018
Accrued expenses	$21,457	$45,000
Deposit received	4,469	-
Other payables	1,349,138	50,458
	$1,375,064	$95,458

NOTE 8 - STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of June 30, 2019:

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

During the six months ended June 30, 2019, there were no issuances of common stock.

As at June 30, 2019 and December 31, 2018, the Company had 520,976,241 common shares issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 9 – RELATED PARTY TRANSACTIONS

Revenue and Expense

During the six months ended June 30, 2019 and 2018, the Company recorded revenue from related party of $21,277,900 and $4,487,158 and cost of goods sold from a related party of $21,092,962 and $4,424,002 and general and administrative expense from a related party of $8,796 and $3,116, respectively. As of June 30, 2019 and December 31, 2018, the Company had accounts receivable from related party of $12,171,710 and $37,055,058 and account payable to related party of $5,810,916 and $31,536,276, which is included in accounts payable, respectively

Due from related party

As of June 30, 2019 and December 31, 2018, the Company recorded due from related parties as follows. The loan is non-interest bearing and due on demand.

	June 30,	December 31,
	2019	2018
Prepayment	$770,345	$-
Loan to related parties	167,092	155,075
	$937,437	$155,075

Due to related party

As of June 30, 2019 and December 31, 2018, the Company recorded due to related parties as follows. The loan is non-interest bearing and due on demand.

	June 30,	December 31,
	2019	2018
Loan from director	$1,011,022	$1,022,775
Loan from related parties	147,442	92,930
	$1,158,464	$1,115,705

NOTE 10 - SEGMENTED INFORMATION

At June 30, 2019, the Company operates in two industry segments, health beverage and oil and gas, and two geographic segments, Malaysia and China, where majority current assets and equipment are located.

Segment assets and liabilities as of June 30, 2019 and December 31, 2018 were as follows:

June 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$12,360	$17,555,228	$2,911,989	$20,479,577
Non-current assets	3,199,594	-	505,597	3,705,191
Liabilities
Current liabilities	207,924	11,674,197	2,507,352	14,389,473
Long term liabilities	-		40,362	40,362
Net assets	$3,004,030	$5,881,031	$869,872	$9,754,933

December 31, 2018	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$3,545	$38,020,730	$1,841,282	$39,865,557
Non-current assets	1,219,807	1,981,195	550,140	3,751,142
Liabilities
Current liabilities	167,010	32,703,644	1,220,185	34,090,839
Long term liabilities	-	-	40,349	40,349
Net assets	$1,056,342	$7,298,281	$1,130,888	$9,485,511

Segment revenue and net income (loss) for the three and six months ended June 30, 2019 and 2018 were as follows:

Six Months Ended June 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$22,720,499	$150,444	$22,870,943
Cost of goods sold	-	(21,895,396)	(82,750)	(21,978,146)
Operating expenses	(32,136)	(36,431)	(337,429)	(405,996)
Other income (expenses)	-	(28,863)	7,511	(21,352)
Provision for income taxes	-	(197,721)	-	(197,721)
Net income (loss)	$(32,136)	$562,088	$(262,224)	$267,728

Six Months Ended June 30, 2018	Holding Company	Discontinued operation - Health beverage	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$-	$4,487,158	$295,400	$4,782,558
Cost of goods sold	-	-	(4,424,002)	(57,184)	(4,481,186)
Operating expenses	(23,784)	-	(11,183)	(297,094)	(332,061)
Other income (expenses)	(100,000)	-	(2,069)	2,672	(99,397)
Provision for income taxes	-	-	(19,005)	20,797	1,792
Loss from discontinued operations	-	(944)	-	-	(944)
Net income (loss)	$(123,784)	$(944)	$30,899	$(35,409)	$(129,238)

Three Months Ended June 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$8,055,696	$34,202	$8,089,898
Cost of goods sold	-	(7,776,670)	(32,086)	(7,808,756)
Operating expenses	(26,449)	(15,597)	(154,961)	(197,007)
Other income (expenses)	-	(28,863)	7,377	(21,486)
Provision for income taxes	-	(66,410)	-	(66,410)
Net income (loss)	$(26,449)	$168,156	$(145,468)	$(3,761)

Three Months Ended June 30, 2018	Holding Company	Discontinued operations - Health beverage	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$-	$4,487,158	$84,368	$4,571,526
Cost of goods sold	-	-	(4,424,002)	98,967	(4,325,035)
Operating expenses	(23,784)	-	(11,183)	(106,491)	(141,458)
Other income (expenses)	(100,000)	-	(2,069)	601	(101,468)
Provision for income taxes	-	-	(19,005)	-	(19,005)
Loss from discontinued operations	-	(944)	-	-	(944)
Net income (loss)	$(123,784)	$(944)	$30,899	$77,445	$(16,384)

NOTE 11 – DISCONTINUED OPERATIONS

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

The results of operations of Amuli for the three and six ended June 30, 2018 which are included in the loss from discontinued operations are $944 and $944 in general and administrative, respectively.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, inability to successfully conclude acquisitions of target companies or assets which are reasonably capable of generating positive cash flow in the near future, legal and regulatory changes in the jurisdictions in which we operate including but not limited to the People’s Republic of China (“PRC”) and Malaysia, the sustained trade- and investment-related tension between the United States and the PRC, volatility or decline in our stock price, mismanagement of our subsidiaries by local managers, potential fluctuation of our quarterly and annual financial and operational results, rapid adverse changes in markets, decline in demand for our goods and services, insufficient revenues to cover our operating costs and such other factors as discussed throughout this Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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

A description of the products, services, principal market and distribution methods of Worx can be found within this Part I, Item 2 under the heading “Principal Products, Services and Their Markets.”

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

On November 19, 2018, the Company disposed of its partial ownership interest in Amuli by causing Huaxin and Amuli to enter into a Share Purchase Agreement (the “Amuli Disposition Agreement”) with Ms. An Wenhui, a citizen of the PRC and minority shareholder of Amuli (“Ms. An”), pursuant to which, among other things and subject to the terms and conditions contained therein, Huaxin sold its sixty percent (60%) Amuli equity stake (the “Amuli Shares”) to Ms. An (the “Amuli Disposition”). Pursuant to the Amuli Disposition Agreement, in exchange for the Amuli Shares, Ms. An paid to Huaxin a cash price of $1 or the equivalent thereof in Chinese Yuan. Our Board of Directors approved the Amuli Disposition Agreement, the Amuli Disposition and the purchase price, because among other reasons the Board of Directors believed that Amuli would not produce significant future income or cash flow. The Amuli Disposition Agreement contains substantially fewer representations and warranties in comparison to other agreements entered into by the Company and its subsidiaries. Additionally, the closing of the Amuli Disposition occurred contemporaneously with the signing of the Amuli Disposition Agreement, which resulted in little or no covenants or closing conditions imposed on the parties. As a result, Amuli is no longer a partially-owned subsidiary of the Company.

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

A description of the products, services, principal market and distribution methods of Tieshan Oil can be found within this Part I, Item 2 under the heading “Principal Products, Services and Their Markets.”

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

Entry into Share Exchange Agreement with Admall Sdn. Bhd.

On February 9, 2018, the Company entered into a Share Exchange Agreement (the “Admall Exchange Agreement”) with Admall Sdn. Bhd., a limited liability company incorporated in Malaysia (“Admall”), and each of Admall’s shareholders (collectively, the “Admall Sellers”), pursuant to which the Company acquired from the Admall Sellers all outstanding equity interests of Admall in exchange for 400,000,000 shares of Common Stock of the Company (the “Admall Acquisition”). On May 16, 2018, the Company closed the Admall Acquisition.

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

A description of the products, services, principal market and distribution methods of Admall can be found within this Part I, Item 2 under the heading “Principal Products, Services and Their Markets.”

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

Contemporaneously with the change in fiscal year end, our Board of Directors approved a reverse one-for-thirty (1-for-30) stock split of the Company’s issued and outstanding Common Stock and a change of corporate name from “Resort Savers, Inc.” to “SCGI Group Holding, Inc.” (the “Name Change”). Following these corporate approvals, the management of the Company delayed implementation of the reserve stock split and corporate name change, and management never submitted an Issuer Company-Related Action Notification Form (“Notification Form”) with the Financial Industry Regulatory Authority (“FINRA”) to effect such actions.

On July 15, 2019, the Board of Directors approved a reverse one-for-one hundred (1-for-100) stock split (the “Reverse Split”) of the Company’s issued and outstanding Common Stock. The Reverse Split will have no effect on the number of authorized Common Stock of the Company, nor will it affect the authorized or issued and outstanding shares of its Preferred Stock, since the Company has no shares of Preferred Stock issued or outstanding. The Reverse Split will be effective following a review by FINRA, which the Company anticipates will be approximately thirty to sixty days following submission of a Notification Form with FINRA, which occurred on July 23, 2019. Upon effectiveness of the Reverse Split, the Company intends to file a Certificate of Change with the Nevada Secretary of State, pursuant to Nevada Revised Statute (“NRS”) 78.209. The Reverse Split was approved by the Board of Directors and the stockholders of the Company on July 15, 2019. The record date for the Reverse Split is July 30, 2019. For more information on the Reverse Split, please refer to the Company’s Current Report on Form 8-K, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on July 22, 2019.

On July 15, 2019, the Board of Directors and the stockholders of the Company, each by executing a written consent, approved of an amended and restated articles of incorporation (the “Restated Articles”), which contain the Name Change. The officers of the Company plan to file the Restated Articles with the Nevada Secretary of State following review of the Notification Form by FINRA. For more information on the Name Change, please refer to the Company’s Current Report on Form 8-K, which was filed with the SEC on July 22, 2019.

On August 14, 2019, the Board of Directors and the stockholders of the Company, each by executing a written consent, voted to abandon the Name Change and Restated Articles. The Company will still proceed with implementing the Reverse Split. As of the date of filing of this Quarterly Report on Form 10-Q, the Company has not submitted an amended notification with FINRA. See Part II, Item 5 of this Quarterly Report on Form 10-Q for a description of the abandonment of the Name Change and Restated Articles.

Results of Operations

Our operations for the three and six months ended June 30, 2019 and 2018 are outlined below:

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

Three months ended June 30, 2019 compared to three months ended June 30, 2018

	Three months ended
	June 30,		Change
	2019	2018	Amount
Revenue	$8,089,898	$4,571,526	$3,518,372
Cost of goods sold	$7,808,756	$4,325,035	$3,483,721
Gross profit	$281,142	$246,491	$34,651
Operating expenses	$197,007	$141,458	$55,549
Other income (expense)	$(21,486)	$(101,468)	$79,982
Loss from discontinued operations	$-	$(944)	$944
Net income (loss)	$(3,761)	$(16,384)	$12,623

For the three months ended June 30, 2019 and 2018 our results of operations segment, are as follows:

Three Months Ended June 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$8,055,696	$34,202	$8,089,898
Cost of goods sold	-	(7,776,670)	(32,086)	(7,808,756)
Operating expenses	(26,449)	(15,597)	(154,961)	(197,007)
Other income (expenses)	-	(28,863)	7,377	(21,486)
Provision for income taxes	-	(66,410)	-	(66,410)
Net income (loss)	$(26,449)	$168,156	$(145,468)	$(3,761)

Three Months Ended June 30, 2018	Holding Company	Discontinued operations - Health beverage	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$-	$4,487,158	$84,368	$4,571,526
Cost of goods sold	-	-	(4,424,002)	98,967	(4,325,035)
Operating expenses	(23,784)	-	(11,183)	(106,491)	(141,458)
Other income (expenses)	(100,000)	-	(2,069)	601	(101,468)
Provision for income taxes	-	-	(19,005)	-	(19,005)
Loss from discontinued operations	-	(944)	-	-	(944)
Net income (loss)	$(123,784)	$(944)	$30,899	$77,445	$(16,384)

Six months ended June 30, 2019 compared to three months ended June 30, 2018

	Six Months Ended
	June 30,		Change
	2019	2018	Amount
Revenue	$22,870,943	$4,782,558	$18,088,385
Cost of goods sold	$21,978,146	$4,481,186	$17,496,960
Gross profit	$892,797	$301,372	$591,425
Operating expenses	$405,996	$332,061	$73,935
Other income (expense)	$(21,352)	$(99,397)	$78,045
Loss from discontinued operations	$-	$(944)	$944
Net income (loss)	$267,728	$(129,238)	$396,966

For the six months ended June 30, 2019 and 2018 our results of operations segment, are as follows:

Six Months Ended June 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$22,720,499	$150,444	$22,870,943
Cost of goods sold	-	(21,895,396)	(82,750)	(21,978,146)
Operating expenses	(32,136)	(36,431)	(337,429)	(405,996)
Other income (expenses)	-	(28,863)	7,511	(21,352)
Provision for income taxes	-	(197,721)	-	(197,721)
Net income (loss)	$(32,136)	$562,088	$(262,224)	$267,728

Six Months Ended June 30, 2018	Holding Company	Discontinued operation - Health beverage	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$-	$4,487,158	$295,400	$4,782,558
Cost of goods sold	-	-	(4,424,002)	(57,184)	(4,481,186)
Operating expenses	(23,784)	-	(11,183)	(297,094)	(332,061)
Other income (expenses)	(100,000)	-	(2,069)	2,672	(99,397)
Provision for income taxes	-	-	(19,005)	20,797	1,792
Loss from discontinued operations	-	(944)	-	-	(944)
Net income (loss)	$(123,784)	$(944)	$30,899	$(35,409)	$(129,238)

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2019 and December 31, 2018, respectively.

Working Capital

The following table provides selected financial data about our company as of June 30, 2019 and December 31, 2018, respectively.

	June 30,	December 31,	Change
	2019	2018	Amount
Cash	$52,867	$257,391	$(204,524)

Current Assets	$20,479,577	$39,865,557	$(19,385,980)
Current Liabilities	$14,389,473	$34,090,839	$(19,701,366)
Working Capital	$6,090,104	$5,774,718	$315,386

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

Cash Flow

	Six Months Ended
	June 30,		Change
	2019	2018	Amount
Cash Flows provided by (used in) operating activities	$(288,581)	$810,105	$(1,098,686)
Cash Flows provided by investing activities	$-	$89,690	$(89,690)
Cash Flows provided by (used in) financing activities	$110,461	$(868,610)	$979,071
Effects on changes in foreign exchange rate	$(26,404)	$117,922	$(144,326)
Net change in cash during period	$(204,524)	$149,107	$(353,631)

Cash Flow from Operating Activities

During the six months ended June 30, 2019, our Company used $288,581 in operating activities, compared to $810,105 generated from operating activities during the six months ended June 30, 2018. During the six months ended June 30, 2019, we generated net income of $267,728 and increased by $46,297 in depreciation and we used cash flow of $602,606 from the net change in current assets and liabilities. During the six months ended June 30, 2018, we incurred a net loss of $129,238 of which $58,848 arose from non-cash expenses and we generated cash flow of $880,495 from the net change in current assets and liabilities.

Cash Flow from Investing Activities

During the six months ended June 30, 2019, we did not have any investing activities. During the six months ended June 30, 2018, we had cash from investing activities of $89,690 from the acquisition of subsidiaries and disposal of property and equipment.

Cash Flow from Financing Activities

During the six months ended June 30, 2019, our Company received $110,461 in financing activities. For the six months ended June 30, 2019, the Company received $74,194 from loans from related parties and $38,756 from bank overdraft and repaid loans from related parties for $2,489. For the six months ended June 30, 2018, our Company received $66,190 from loans from related parties and used $934,800 for a repayment of short-term loan.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Information to be included in Item 5.03 of Current Report on Form 8-K (Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year)

On August 14, 2019, the Board of Directors and the stockholders of the Company, each by executing a written consent, voted to abandon the Name Change and Restated Articles. The Company will still proceed with implementing the Reverse Split. As of the date of filing of this Quarterly Report on Form 10-Q, the Company has not submitted an amended notification with FINRA. See Part II, Item 5 of this Quarterly Report on Form 10-Q for a description of the abandonment of the Name Change and Restated Articles. See Part I, Item 2 for a full description of the Reverse Split, Name Change and Restated Articles of the Company.

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

RESORT SAVERS, INC.
(Registrant)

Dated: August 14, 2019	/s/ DS Chang
Ding-Shin “DS” Chang
President, Chief Executive Officer and Director
(Principal Executive Officer)

