Form 10-Q
period 2019-09-30
Resort Savers, Inc.
filed 2019-11-14
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 12, 2019, there were 5,209,881 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2019

RESORT SAVERS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$56,135	$257,391
Accounts receivable	7,091,686	38,165,057
Inventory	6,498,095	1,245,759
Other current assets	436,419	42,275
Due from related parties	908,788	155,075
Total Current Assets	14,991,123	39,865,557
Property and Equipment, net	477,333	551,548
Goodwill	3,199,594	3,199,594
TOTAL ASSETS	$18,668,050	$43,616,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,839,140	$32,593,531
Accrued liabilities and other payable	159,497	95,458
Deferred revenue	54,434	56,416
Due to related parties	1,117,500	1,115,705
Tax payable	61,771	229,729
Total Current Liabilities	9,232,342	34,090,839

Deferred tax liabilities	39,819	40,349
TOTAL LIABILITIES	9,272,161	34,131,188

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 5,209,881 shares issued and outstanding	521	521
Additional paid-in capital	8,936,263	8,936,263
Retained earnings	1,137,352	991,525
Accumulated other comprehensive loss	(678,247)	(442,798)
Total equity	9,395,889	9,485,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,668,050	$43,616,699

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$72,818	$10,231,079	$22,943,761	$15,013,637
Cost of goods sold	75,009	9,518,335	22,053,155	13,999,521
Gross Profit (Loss)	(2,191)	712,744	890,606	1,014,116

Operating Expenses
General and administrative	105,108	90,638	456,189	400,806
Professional fees	16,982	22,214	71,897	45,051
Loss on disposal and impairment of plant and equipment	-	95,955	-	95,955
Total Operating Expenses	122,090	208,807	528,086	541,812

Income (Loss) From Operations	(124,281)	503,937	362,520	472,304

Other Income (Expense)
Other income	(80)	1,352	7,431	4,024
Other loss	313	(458)	(28,550)	(14,212)
Interest expense	-	-	-	(88,315)
Total Other (Income) Expense	233	894	(21,119)	(98,503)

Income (Loss) Before Income Taxes	(124,048)	504,831	341,401	373,801
Provision for income taxes	2,147	(103,345)	(195,574)	(101,553)
Income (loss) from continuing operations	(121,901)	401,486	145,827	272,248

Discontinued operations
Loss from discontinued operations, net of income taxes	-	(3,615)	-	(4,559)

Net Income (Loss)	(121,901)	397,871	145,827	267,689
Net (income) loss attributable to the non-controlling interest	-	1,418	-	1,796
Net Income (Loss) Attributable to the Shareholders of Resort Savers, Inc.	$(121,901)	$399,289	$145,827	$269,485

Other Comprehensive Income
Foreign currency translation adjustments	(237,143)	(184,252)	(235,449)	(375,452)
Total Comprehensive Income (Loss)	(359,044)	213,619	(89,622)	(107,763)
Comprehensive (income) loss attributable to the non-controlling interest	-	(12,768)	-	(12,390)
Total Comprehensive Income (Loss) Attributable to The Shareholders of Resort Savers, Inc.	$(359,044)	$200,851	$(89,622)	$(120,153)

Basic and Diluted Gain (Loss) per Common Share
Gain (loss) from Continuing operations	$(0.02)	$0.08	$0.03	$0.06
Loss from Discontinued operations	$-	$(0.00)	$-	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	5,209,881	5,209,762	5,209,881	4,596,144

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

 For the Nine months ended September 30, 2019

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Stockholders’ Equity

Balance - December 31, 2018	5,209,881	$521	$8,936,263	$991,525	$(442,798)	$9,485,511

Net income	-	-	-	271,489	-	271,489
Other comprehensive income	-	-	-	-	147,999	147,999

Balance - March 31, 2019	5,209,881	$521	$8,936,263	$1,263,014	$(294,799)	$9,904,999

Net loss	-	-	-	(3,761)	-	(3,761)
Other comprehensive income	-	-	-	-	(146,305)	(146,305)

Balance - June 30, 2019	5,209,881	$521	$8,936,263	$1,259,253	$(441,104)	$9,754,933

Net loss	-	-	-	(121,901)	-	(121,901)
Other comprehensive income	-	-	-	-	(237,143)	(237,143)

Balance - September 30, 2019	5,209,881	$521	$8,936,263	$1,137,352	$(678,247)	$9,395,889

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

 For the Nine months ended September 30, 2018

					Accumulated
	Common Stock		Additional		Other		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Noncontrolling Interest	Stockholders’ Equity

Balance - December 31, 2017	4,000,000	$400	$1,206,075	$(464,343)	$15,193	$-	$757,325

Net loss	-	-	-	(112,854)	-	-	(112,854)
Other comprehensive income	-	-	-	-	37,403	-	37,403

Balance - March 31, 2018	4,000,000	$400	$1,206,075	$(577,197)	$52,596	$-	$681,874

Recapitalization	909,881	91	7,582,248	-	-	-	7,582,339
Common shares for conversion of debt	300,000	30	99,970	-	-	-	100,000
Cancellation of debt forgiveness	-	-	(41,600)	-	-	-	(41,600)
Beneficial conversion feature	-	-	100,000	-	-	-	100,000
Net loss	-	-	-	(16,950)	-	(378)	(17,328)
Other comprehensive income	-	-	-	-	(236,486)	7,883	(228,603)

Balance - June 30, 2018	5,209,881	$521	$8,946,693	$(594,147)	$(183,890)	$7,505	$8,176,682

Debt forgiven by related parties	-	-	104,494	-	-	-	104,494
Cancellation of debt forgiveness	-	-	(58,400)	-	-	-	(58,400)
Net loss	-	-	-	399,289	-	(1,418)	397,871
Other comprehensive income	-	-	-	-	(190,555)	6,303	(184,252)

Balance - September 30, 2018	5,209,881	$521	$8,992,787	$(194,858)	$(374,445)	$12,390	$8,436,395

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,827	$267,689
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	68,478	80,091
Bad debt	-	7,755
Loss on disposal of plant and equipment	-	31,392
Impairment loss on plant and equipment	-	64,563
Amortization of discount	-	100,000
Changes in operating assets and liabilities:
Amount due from related parties	(783,307)	(20,005,085)
Accounts receivable	30,876,881	23,502,328
Inventories	(5,455,994)	28,096
Other current assets	(411,027)	60,862
Accounts payable	(24,553,831)	(109,291)
Deferred revenue	(1,258)	(41,243)
Amount due to related parties	(190)	(3,434,881)
Tax payable	(166,532)	114,614
Accrued liabilities and other payable	13,064	32,984
Net cash provided by (used in) operating activities	(267,889)	699,874

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received through business acquisition	-	88,738
Purchase of property and equipment	(614)	(550)
Proceeds from disposal of property and equipment	-	4,596
Loans to related party	-	(21,009)
Net cash provided by (used in) investing activities	(614)	71,775

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term loan	-	(934,800)
Loans from related parties	73,975	163,587
Repayments of loans from related parties	(11,602)	(120,402)
Net cash provided by (used in) financing activities	62,373	(891,615)

Effects on changes in foreign exchange rate	4,874	202,228

Net change in cash and cash equivalents	(201,256)	82,262
Cash and cash equivalents - beginning of period	257,391	2,301
Cash and cash equivalents - end of period	$56,135	$84,563

Cash and cash equivalents - end of period consists of:
Cash for continuing operations	$56,135	$47,546
Cash for assets held for sale	$-	$37,017

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$382,402	$-

Non-Cash Investing and Financing Activity:
Debt forgiveness by related party	$-	$104,949
Common stock issued for conversion of debt	$-	$100,000
Beneficial conversion feature	$-	$100,000

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Notes to the Consolidated Financial Statements

September 30, 2019

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

Reverse split

On July 15, 2019, the board of directors (the “Board”) of Resort Savers, Inc., a Nevada corporation (the “Company”), approved a reverse one-for-one hundred (1-for-100) stock split (the “Reverse Split”) of the Company’s issued and outstanding common stock, par value $0.0001 per share (the “Common Stock”). The Reverse Split had no effect on the number of authorized common stock of the Company, nor did it affect the authorized or issued and outstanding shares of preferred stock, par value $0.0001 per share, since the Company has no shares of preferred stock issued or outstanding. The Reverse Split was approved by FINRA and was effective on September 16, 2019.

All share and per share information in these financial statements retroactively reflect this reverse stock split.

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

In the opinion of the company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of September 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on May 17, 2019.

Principles of Consolidation

At September 30, 2019, the principal subsidiaries of the Company were listed as follows:

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

Tieshan Oil

During the nine months ended September 30, 2019 and 2018, one customer, who is a related party, accounted for 99% and 98% of revenues from related party.

As of September 30, 2019 and December 31, 2018, one customer accounted for approximately 95% and 98% of accounts receivable, three vendors accounted for approximately 80% and two vendors for approximately 96% of accounts payable, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of September 30, 2019 and December 31, 2018. As at September 30, 2019 and December 31, 2018, the Company had accounts receivable of $7,091,686 and $38,165,057, respectively and trade receivables from customers which are related to the Company of $6,711,672 and $37,055,058 are included in accounts receivable.

NOTE 5 – INVENTORIES

Inventories at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018

Finished goods	$6,498,095	$1,245,759

NOTE 6 – PROPERTYAND EQUIPMENT

Plant and equipment at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018
Cost:
Computer and software	$76,145	$77,157
Furniture and fittings	4,266	4,322
Office equipment	5,724	5,186
Plant and machinery	716,100	773,618
	802,235	860,283
Less: accumulated depreciation	(324,902)	(308,735)
Equipment, net	$477,333	$551,548

During the nine months ended September 30, 2019 and 2018, the Company recorded depreciation of $68,478 and $80,091, respectively.

NOTE 7 –ACCRUED LIABILITIES AND OTHER PAYABLE

The Company’s accounts payable and accrued liabilities consist of the followings:

	September 30,	December 31,
	2019	2018
Accrued expenses	$18,430	$45,000
Deposit received	8,116	-
Other payables	132,951	50,458
	$159,497	$95,458

NOTE 8 - STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of September 30, 2019:

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

During the nine months ended September 30, 2019, there were no issuances of common stock.

As at September 30, 2019 and December 31, 2018, the Company had 5,209,881 common shares issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 9 – RELATED PARTY TRANSACTIONS

Revenue and Expense

During the nine months ended September 30, 2019 and 2018, the Company recorded revenue from related party of $22,721,103 and $14,714,437 and cost of goods sold from a related party of $20,976,125 and $14,154,182 and general and administrative expense from a related party of $8,747 and $7,595, respectively. As of September 30, 2019 and December 31, 2018, the Company had accounts receivable from related party of $6,711,672 and $37,055,058 and account payable to related party of $6,240,961 and $31,536,276, which is included in accounts payable, respectively

Due from related party

As of September 30, 2019 and December 31, 2018, the Company recorded due from related parties as follows. The loan is non-interest bearing and due on demand.

	September 30,	December 31,
	2019	2018
Prepayment	$740,187	$-
Loan to related parties	168,601	155,075
	$908,788	$155,075

Due to related party

As of September 30, 2019 and December 31, 2018, the Company recorded due to related parties as follows. The loan is non-interest bearing and due on demand.

	September 30,	December 31,
	2019	2018
Loan from director	$971,193	$1,022,775
Loan from related parties	146,307	92,930
	$1,117,500	$1,115,705

NOTE 10 - SEGMENTED INFORMATION

At September 30, 2019, the Company operates in two industry segments, health beverage and oil and gas, and two geographic segments, Malaysia and China, where majority current assets and equipment are located.

Segment assets and liabilities as of September 30, 2019 and December 31, 2018 were as follows:

September 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$11,375	$12,111,599	$2,868,149	$14,991,123
Non-current assets	3,199,594	-	477,333	3,676,927
Liabilities
Current liabilities	219,355	6,485,331	2,527,656	9,232,342
Long term liabilities	-	-	39,819	39,819
Net assets	$2,991,614	$5,626,268	$778,007	$9,395,889

December 31, 2018	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$3,545	$38,020,730	$1,841,282	$39,865,557
Non-current assets	1,219,807	1,981,195	550,140	3,751,142
Liabilities
Current liabilities	167,010	32,703,644	1,220,185	34,090,839
Long term liabilities	-	-	40,349	40,349
Net assets	$1,056,342	$7,298,281	$1,130,888	$9,485,511

Segment revenue and net income (loss) for the three and nine months ended September 30, 2019 and 2018 were as follows:

Nine Months Ended September 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$22,722,721	$221,040	$22,943,761
Cost of goods sold	-	(21,936,562)	(116,593)	(22,053,155)
Operating expenses	(44,567)	(31,616)	(451,903)	(528,086)
Other income (expenses)	-	(28,550)	7,431	(21,119)
Provision for income taxes	-	(195,574)	-	(195,574)
Loss from discontinued operations	-	-	-	-
Net income (loss)	$(44,567)	$530,419	$(340,025)	$145,827

Nine Months Ended September 30, 2018	Holding Company	Oil and gas	Nutritional Services	Health beverage – discontinued operations	Total Consolidated
Revenue	$-	$14,411,155	$602,482	$-	$15,013,637
Cost of goods sold	-	(13,940,996)	(58,525)	-	(13,999,521)
Operating expenses	(37,811)	(31,706)	(472,295)	-	(541,812)
Other income (expenses)	(100,000)	(1,572)	3,069	-	(98,503)
Provision for income taxes	(1,653)	(120,697)	20,797	-	(101,553)
Loss from discontinued operations	-	-	-	(4,559)	(4,559)
Net income (loss)	$(139,464)	$316,184	$95,528	$(4,559)	$267,689

Three Months Ended September 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$2,222	$70,596	$72,818
Cost of goods sold	-	(41,166)	(33,843)	(75,009)
Operating expenses	(12,431)	4,815	(114,474)	(122,090)
Other income (expenses)	-	313	(80)	233
Provision for income taxes	-	2,147	-	2,147
Loss from discontinued operations	-	-	-	-
Net income (loss)	$(12,431)	$(31,669)	$(77,801)	$(121,901)

Three Months Ended September 30, 2018	Holding Company	Oil and gas	Nutritional Services	Health beverage – discontinued operations	Total Consolidated
Revenue	$-	$9,923,997	$307,082	$-	$10,231,079
Cost of goods sold	-	(9,516,994)	(1,341)	-	(9,518,335)
Operating expenses	(14,027)	(19,579)	(175,201)	-	(208,807)
Other income (expenses)	-	497	397	-	894
Provision for income taxes	(1,653)	(101,692)	-	-	(103,345)
Loss from discontinued operations	-	-	-	(3,615)	(3,615)
Net income (loss)	$(15,680)	$286,229	$130,937	$(3,615)	$397,871

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

The results of operations of Amuli for the three and nine ended September 30, 2018 which are included in the loss from discontinued operations are $3,615 and $4,559 in general and administrative, respectively.

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

Amendment to Articles of Incorporation

On October 9, 2015, the Company amended its Articles of Incorporation to increase the maximum number of authorized shares of Common Stock to 1,000,000,000 shares. The Company did not amend the amount of authorized shares of Preferred Stock or par values for Common Stock or Preferred Stock.

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

On July 15, 2019, the Board of Directors approved a reverse one-for-one hundred (1-for-100) stock split (the “Reverse Split”) of the Company’s issued and outstanding Common Stock. The Reverse Split had no effect on the number of authorized shares of Common Stock of the Company, nor did it affect the authorized or issued and outstanding shares of its Preferred Stock, since the Company has no shares of Preferred Stock issued or outstanding. For more information on the Reverse Split, please refer to the Company’s Current Report on Form 8-K, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on July 22, 2019.

On July 15, 2019, the Board of Directors and the stockholders of the Company, each by executing a written consent, approved of an amended and restated articles of incorporation (the “Restated Articles”), which contain the Name Change. However, on August 14, 2019, the Board of Directors and the stockholders of the Company, each by executing a written consent, voted to abandon the Name Change and Restated Articles. The Company still proceeded with implementing the Reverse Split. The Company submitted an amended notification to FINRA for the abandonment of the Name Change and Restated Articles, and received approval from FINRA for the reverse split. The Reverse Split was effective on September 16, 2019. See Part II, Item 5 of this Quarterly Report on Form 10-Q for a description of the abandonment of the Name Change and Restated Articles.

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

Worx designed automated solutions for industrial, environmental and energy industries to improve efficiency and systems output. The Worx automated robotic tank cleaning system was intended to reduce tank cleaning time, reduce or eliminate the need for personnel to enter tanks, and may reduce the volume of solvents used to clean a tank.

On June 6, 2016, Worx sold all of its assets (“Asset Sale”), including, but not limited to, its technologies and intellectual property, to Bay WorxRail, LLC (“Bay WorxRail”) for $1,000,000 (“Purchase Price”), subject to a holdback of $250,000 of the Purchase Price, pursuant to the terms set forth in that certain Asset Purchase Agreement, dated June 6, 2016, among Worx, Bay WorxRail, and Michael Zilai, as majority stockholder of Worx. The Company reviewed Worx’s financial condition at July 31, 2016 and concluded that as a result of the Asset Sale there is a 100% impairment loss related to the Company’s investment in Worx, and recorded an impairment loss of $1,907,308, for the year ended January 31, 2017. At present, the Company’s carrying value of its Worx investment is $0.

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

Results of Operations

Our operations for the three and nine months ended September 30, 2019 and 2018 are outlined below:

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

Three months ended September 30, 2019 compared to three months ended September 30, 2018

	Three months ended
	September 30,		Change
	2019	2018	Amount
Revenue	$72,818	$10,231,079	$(10,158,261)
Cost of goods sold	$75,009	$9,518,335	$(9,443,326)
Gross profit (loss)	$(2,191)	$712,744	$(714,935)
Operating expenses	$122,090	$208,807	$(86,717)
Other income (expense)	$233	$894	$(661)
Loss from discontinued operations	$-	$(3,615)	$3,615
Net income (loss)	$(121,901)	$397,871	$(519,772)

The revenue for the three months ended September 30, 2019 decreased by $10,158,261 to $72,818 compared with the same period in 2018. The decrease is mainly due to incident decrease in sales in this period.

Cost of goods sold for the three months ended September 30, 2019 decreased by $9,443,326 to $75,009 compared with the same period in 2018. The decrease is mainly due to decrease in revenue in this period.

Net loss for the three months ended September 30, 2019 was $121,901 compared to net income of $397,871 in the same period in 2018. The change is mainly due to decrease in sales and gross profit.

For the three months ended September 30, 2019 and 2018 our results of operations segment, are as follows:

Three Months Ended September 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$2,222	$70,596	$72,818
Cost of goods sold	-	(41,166)	(33,843)	(75,009)
Operating expenses	(12,431)	4,815	(114,474)	(122,090)
Other income (expenses)	-	313	(80)	233
Provision for income taxes	-	2,147	-	2,147
Loss from discontinued operations	-	-	-	-
Net income (loss)	$(12,431)	$(31,669)	$(77,801)	$(121,901)

Three Months Ended September 30, 2018	Holding Company	Oil and gas	Nutritional Services	Health beverage - discontinued operations	Total Consolidated
Revenue	$-	$9,923,997	$307,082	$-	$10,231,079
Cost of goods sold	-	(9,516,994)	(1,341)	-	(9,518,335)
Operating expenses	(14,027)	(19,579)	(175,201)	-	(208,807)
Other income (expenses)	-	497	397	-	894
Provision for income taxes	(1,653)	(101,692)	-	-	(103,345)
Loss from discontinued operations	-	-	-	(3,615)	(3,615)
Net income (loss)	$(15,680)	$286,229	$130,937	$(3,615)	$397,871

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

	Nine Months Ended
	September 30,		Change
	2019	2018	Amount
Revenue	$22,943,761	$15,013,637	$7,930,124
Cost of Goods Sold	$22,053,155	$13,999,521	$8,053,634
Gross profit	$890,606	$1,014,116	$(123,510)
Operating expenses	$528,086	$541,812	$(13,726)
Other income (expense)	$(21,119)	$(98,503)	$77,384
Loss from discontinued operations	$-	$(4,559)	$4,559
Net income (loss)	$145,827	$267,689	$(121,862)

The revenue for the nine months ended September 30, 2019 increased by $7,930,124 to $22,943,761 compared with the same period in 2018. The increase is mainly due to increase in sales of goods to customers in this period.

Cost of goods sold for the nine months ended September 30, 2019 increased by $8,053,634 to $22,053,155 compared with the same period in 2018. The increase is mainly due to increase in revenue in this period.

Net income for the nine months ended September 30, 2019 decreased by $121,862 to $145,827 compared with the same period in 2018. The decrease is mainly due to decrease in gross profit ratio in this period.

For the nine months ended September 30, 2019 and 2018 our results of operations segment, are as follows:

Nine Months Ended September 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$22,722,721	$221,040	$22,943,761
Cost of goods sold	-	(21,936,562)	(116,593)	(22,053,155)
Operating expenses	(44,567)	(31,616)	(451,903)	(528,086)
Other income (expenses)	-	(28,550)	7,431	(21,119)
Provision for income taxes	-	(195,574)	-	(195,574)
Loss from discontinued operations	-	-	-	-
Net income (loss)	$(44,567)	$530,419	$(340,025)	$145,827

Nine Months Ended September 30, 2018	Holding Company	Oil and gas	Nutritional Services	Health beverage - discontinued operations	Total Consolidated
Revenue	$-	$14,411,155	$602,482	$-	$15,013,637
Cost of goods sold	-	(13,940,996)	(58,525)	-	(13,999,521)
Operating expenses	(37,811)	(31,706)	(472,295)	-	(541,812)
Other income (expenses)	(100,000)	(1,572)	3,069	-	(98,503)
Provision for income taxes	(1,653)	(120,697)	20,797	-	(101,553)
Loss from discontinued operations	-		-	(4,559)	(4,559)
Net income (loss)	$(139,464)	$316,184	$95,528	$(4,559)	$267,689

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2019 and December 31, 2018, respectively.

Working Capital

The following table provides selected financial data about our company as of September 30, 2019 and December 31, 2018, respectively.

	September 30,	December 31,	Change
	2019	2018	Amount
Cash	$56,135	$257,391	$(201,256)

Current Assets	$14,991,123	$39,865,557	$(24,874,434)
Current Liabilities	$9,232,342	$34,090,839	$(24,858,497)
Working Capital	$5,758,781	$5,774,718	$(15,937)

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

Cash Flow

	Nine Months Ended
	September 30,		Change
	2019	2018	Amount
Cash Flows provided by (used in) operating activities	$(267,888)	$699,874	$(967,762)
Cash Flows provided by (used in) investing activities	$(614)	$71,775	$(72,389)
Cash Flows provided by (used in) financing activities	$62,373	$(891,615)	$953,988
Effects on changes in foreign exchange rate	$4,873	$202,228	$(197,355)
Net change in cash during period	$(201,256)	$82,262	$(283,518)

Cash Flow from Operating Activities

During the nine months ended September 30, 2019, our Company used $267,888 in operating activities, compared to $699,874 generated from operating activities during the nine months ended September 30, 2018. The decrease was mainly due to decrease in inventories, other current assets and accounts payable, partially offset by increase in amount due from related parties and accounts receivable.

Cash Flow from Investing Activities

During the nine months ended September 30, 2019, we had $614 used in purchase of property and plant. During the nine months ended September 30, 2018, we had cash from investing activities of $71,775, mainly due to cash from the acquisition of subsidiaries of $88,738 and disposal of property and equipment of $4,596, partially offset by purchase of property and equipment of $550 and loans to related party of $21,009.

Cash Flow from Financing Activities

During the nine months ended September 30, 2019, our Company received $62,373 in financing activities. For the nine months ended September 30, 2019, the Company received $73,975 from loans from related parties and repaid loans from related parties for $11,602. For the nine months ended September 30, 2018, our Company received $163,587 from loans from related parties and used $934,800 for a repayment of short-term loan and repaid loans from related parties for $120,402.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2019, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On August 14, 2019, the Board of Directors and the stockholders of the Company, each by executing a written consent, voted to abandon the Name Change and Restated Articles. The Company still proceeded with implementing the Reverse Split, submitted an amended notification to FINRA for the abandonment of the Name Change and Restated Articles, and received approval from FINRA for the reverse split. The Reverse Split was effective on September 16, 2019.

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

RESORT SAVERS, INC.
(Registrant)

Dated: November 14, 2019	/s/ DS Chang
Ding-Shin “DS” Chang
President, Chief Executive Officer and Director
(Principal Executive Officer)

