Form 10-Q/A
period 2019-09-30
Resort Savers, Inc.
filed 2019-12-06
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

 EXPLANATORY NOTES

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 of Resort Savers, Inc.(the “Company”), filed with the Securities and Exchange Commission on November 14, 2019 (the “Form 10-Q”), is to submit revised financial information disclosed in the:

a.	Consolidated Balance Sheets;
b.	Consolidated Statements of Operations;
c.	Consolidated Statements of Shareholders’ Equity;
d.	Consolidated Statements of Cash Flows;
e.	Related Party Revenues and Accounts Receivable for the Tieshan Oil subsidiary;
f.	Accounts Receivable reflected in Note 4;
g.	Inventories reflected in Note 5;
h.	Related Party Transactions reflected in Note 9; and
i.	Segmented Information reflected in Note 10.

This revised financial information is summarized in Note 12 of this Amendment No. 1.  The Company is also updating the Results of Operations contained in the Form 10-Q to provide greater detail of its operations for the period ended September 30, 2019.  These revisions are provided to accurately reflect the quarterly financial results of the Company and its subsidiaries.

On November 14, 2019, the Company filed its Form 10-Q for the period ended September 30, 2019. Thereafter, it came to the attention of Management that the Financial Information reported in the Form 10-Q was incomplete and did not record certain revenues, related expenses, and other financial information from the period that should have been reported and disclosed. These issues arose within the Tieshan Oil subsidiary of the Company, were related to personnel issues rather than systemic controls, and have since been remedied by the subsidiary and the Company.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date except to correctly report financial information that was incomplete or inaccurate as of that date, and does not modify or update any other disclosures made in the original Form 10-Q.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2019

RESORT SAVERS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$56,135	$257,391
Accounts receivable	10,302,185	38,165,057
Inventory	3,982,739	1,245,759
Other current assets	436,419	42,275
Due from related parties	908,788	155,075
Total Current Assets	15,686,266	39,865,557
Property and Equipment, net	477,333	551,548
Goodwill	3,199,594	3,199,594
TOTAL ASSETS	$19,363,193	$43,616,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,839,140	$32,593,531
Accrued liabilities and other payable	159,497	95,458
Deferred revenue	54,434	56,416
Due to related parties	1,117,500	1,115,705
Tax payable	520,930	229,729
Total Current Liabilities	9,691,501	34,090,839

Deferred tax liabilities	39,819	40,349
TOTAL LIABILITIES	9,731,320	34,131,188

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 5,209,881 shares issued and outstanding	521	521
Additional paid-in capital	8,936,263	8,936,263
Retained earnings	1,384,557	991,525
Accumulated other comprehensive loss	(689,468)	(442,798)
Total equity	9,631,873	9,485,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,363,193	$43,616,699

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$3,210,091	$10,231,079	$26,081,034	$15,013,637
Cost of goods sold	2,841,255	9,518,335	24,819,401	13,999,521
Gross Profit	368,836	712,744	1,261,633	1,014,116

Operating Expenses
General and administrative	172,575	90,638	523,656	400,806
Professional fees	16,982	22,214	71,897	45,051
Loss on disposal and impairment of plant and equipment	-	95,955	-	95,955
Total Operating Expenses	189,557	208,807	595,553	541,812

Income From Operations	179,279	503,937	666,080	472,304

Other Income (Expense)
Other income	(80)	1,352	7,431	4,024
Other loss	-	(458)	(28,863)	(14,212)
Interest expense	-	-	-	(88,315)
Total Other (Income) Expense	(80)	894	(21,432)	(98,503)

Income Before Income Taxes	179,199	504,831	644,648	373,801
Provision for income taxes	(53,895)	(103,345)	(251,616)	(101,553)
Income from continuing operations	125,304	401,486	393,032	272,248

Discontinued operations
Loss from discontinued operations, net of income taxes	-	(3,615)	-	(4,559)

Net Income	125,304	397,871	393,032	267,689
Net (income) loss attributable to the non-controlling interest	-	1,418	-	1,796
Net Income Attributable to the Shareholders of Resort Savers, Inc.	$125,304	$399,289	$393,032	$269,485

Other Comprehensive Income
Foreign currency translation adjustments	(248,364)	(184,252)	(246,670)	(375,452)
Total Comprehensive Income (Loss)	(123,060)	213,619	146,362	(107,763)
Comprehensive (income) loss attributable to the non-controlling interest	-	(12,768)	-	(12,390)
Total Comprehensive Income (Loss) Attributable to The Shareholders of Resort Savers, Inc.	$(123,060)	$200,851	$146,362	$(120,153)

Basic and Diluted Gain (Loss) per Common Share
Gain from Continuing operations	$0.02	$0.08	$0.08	$0.06
Loss from Discontinued operations	$-	$(0.00)	$-	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	5,209,881	5,209,762	5,209,881	4,596,144

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

 For the Nine months ended September 30, 2019

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Stockholders’ Equity

Balance - December 31, 2018	5,209,881	$521	$8,936,263	$991,525	$(442,798)	$9,485,511

Net income	-	-	-	271,489	-	271,489
Other comprehensive income	-	-	-	-	147,999	147,999

Balance - March 31, 2019	5,209,881	$521	$8,936,263	$1,263,014	$(294,799)	$9,904,999

Net loss	-	-	-	(3,761)	-	(3,761)
Other comprehensive income	-	-	-	-	(146,305)	(146,305)

Balance - June 30, 2019	5,209,881	$521	$8,936,263	$1,259,253	$(441,104)	$9,754,933

Net loss	-	-	-	125,304	-	125,304
Other comprehensive income	-	-	-	-	(248,364)	(248,364)

Balance - September 30, 2019	5,209,881	$521	$8,936,263	$1,384,557	$(689,468)	$9,631,873

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

RESORT SAVERS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$393,032	$267,689
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	68,478	80,091
Bad debt	-	7,755
Loss on disposal of plant and equipment	-	31,392
Impairment loss on plant and equipment	-	64,563
Amortization of discount	-	100,000
Changes in operating assets and liabilities:
Amount due from related parties	(783,307)	(20,005,085)
Accounts receivable	27,531,224	23,502,328
Inventories	(2,834,744)	28,096
Other current assets	(411,027)	60,862
Accounts payable	(24,553,831)	(109,291)
Deferred revenue	(1,258)	(41,243)
Amount due to related parties	(190)	(3,434,881)
Tax payable	311,957	114,614
Accrued liabilities and other payable	13,064	32,984
Net cash provided by (used in) operating activities	(266,602)	699,874

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received through business acquisition	-	88,738
Purchase of property and equipment	(614)	(550)
Proceeds from disposal of property and equipment	-	4,596
Loans to related party	-	(21,009)
Net cash provided by (used in) investing activities	(614)	71,775

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term loan	-	(934,800)
Loans from related parties	73,975	163,587
Repayments of loans from related parties	(11,602)	(120,402)
Net cash provided by (used in) financing activities	62,373	(891,615)

Effects on changes in foreign exchange rate	3,587	202,228

Net change in cash and cash equivalents	(201,256)	82,262
Cash and cash equivalents - beginning of period	257,391	2,301
Cash and cash equivalents - end of period	$56,135	$84,563

Cash and cash equivalents - end of period consists of:
Cash for continuing operations	$56,135	$47,546
Cash for assets held for sale	$-	$37,017

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$382,402	$-

Non-Cash Investing and Financing Activity:
Debt forgiveness by related party	$-	$104,949
Common stock issued for conversion of debt	$-	$100,000
Beneficial conversion feature	$-	$100,000

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

_____________

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

Tieshan Oil

During the nine months ended September 30, 2019 and 2018, one customer, who is a related party, accounted for 96% and 98% of revenues from related party.

As of September 30, 2019 and December 31, 2018, one customer accounted for approximately 97% and 98% of accounts receivable, three vendors accounted for approximately 80% and two vendors for approximately 96% of accounts payable, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of September 30, 2019 and December 31, 2018. As at September 30, 2019 and December 31, 2018, the Company had accounts receivable of $10,302,185 and $38,165,057, respectively and trade receivables from customers which are related to the Company of $10,017,552 and $37,055,058 are included in accounts receivable.

NOTE 5 – INVENTORIES

Inventories at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018

Finished goods	$3,982,739	$1,245,759

NOTE 6 – PROPERTYAND EQUIPMENT

Plant and equipment at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018
Cost:
Computer and software	$76,145	$77,157
Furniture and fittings	4,266	4,322
Office equipment	5,724	5,186
Plant and machinery	716,100	773,618
	802,235	860,283
Less: accumulated depreciation	(324,902)	(308,735)
Equipment, net	$477,333	$551,548

During the nine months ended September 30, 2019 and 2018, the Company recorded depreciation of $68,478 and $80,091, respectively.

NOTE 7 –ACCRUED LIABILITIES AND OTHER PAYABLE

The Company’s accounts payable and accrued liabilities consist of the followings:

	September 30,	December 31,
	2019	2018
Accrued expenses	$18,430	$45,000
Deposit received	8,116	-
Other payables	132,951	50,458
	$159,497	$95,458

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Revenue and Expense

During the nine months ended September 30, 2019 and 2018, the Company recorded revenue from related party of $25,033,525 and $14,714,437 and cost of goods sold from a related party of $20,976,125 and $14,154,182 and general and administrative expense from a related party of $8,747 and $7,595, respectively. As of September 30, 2019 and December 31, 2018, the Company had accounts receivable from related party of $10,017,552 and $37,055,058 and account payable to related party of $6,240,961 and $31,536,276, which is included in accounts payable, respectively

Due from related party

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

Segment assets and liabilities as of September 30, 2019 and December 31, 2018 were as follows:

September 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$11,375	$12,806,742	$2,868,149	$15,686,266
Non-current assets	3,199,594	-	477,333	3,676,927
Liabilities
Current liabilities	219,355	6,944,490	2,527,656	9,691,501
Long term liabilities	-	-	39,819	39,819
Net assets	$2,991,614	$5,862,252	$778,007	$9,631,873

December 31, 2018	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$3,545	$38,020,730	$1,841,282	$39,865,557
Non-current assets	1,219,807	1,981,195	550,140	3,751,142
Liabilities
Current liabilities	167,010	32,703,644	1,220,185	34,090,839
Long term liabilities	-	-	40,349	40,349
Net assets	$1,056,342	$7,298,281	$1,130,888	$9,485,511

Segment revenue and net income (loss) for the three and nine months ended September 30, 2019 and 2018 were as follows:

Nine Months Ended September 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$25,859,994	$221,040	$26,081,034
Cost of goods sold	-	(24,702,808)	(116,593)	(24,819,401)
Operating expenses	(44,569)	(99,081)	(451,903)	(595,553)
Other income (expenses)	-	(28,863)	7,431	(21,432)
Provision for income taxes	-	(251,616)	-	(251,616)
Loss from discontinued operations	-	-	-	-
Net income (loss)	$(44,569)	$777,626	$(340,025)	$393,032

Nine Months Ended September 30, 2018	Holding Company	Oil and gas	Nutritional Services	Health beverage – discontinued operations	Total Consolidated
Revenue	$-	$14,411,155	$602,482	$-	$15,013,637
Cost of goods sold	-	(13,940,996)	(58,525)	-	(13,999,521)
Operating expenses	(37,811)	(31,706)	(472,295)	-	(541,812)
Other income (expenses)	(100,000)	(1,572)	3,069	-	(98,503)
Provision for income taxes	(1,653)	(120,697)	20,797	-	(101,553)
Loss from discontinued operations	-	-	-	(4,559)	(4,559)
Net income (loss)	$(139,464)	$316,184	$95,528	$(4,559)	$267,689

Three Months Ended September 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$3,139,495	$70,596	$3,210,091
Cost of goods sold	-	(2,807,412)	(33,843)	(2,841,255)
Operating expenses	(12,433)	(62,650)	(114,474)	(189,557)
Other income (expenses)	-	-	(80)	(80)
Provision for income taxes	-	(53,895)	-	(53,895)
Loss from discontinued operations	-	-	-	-
Net income (loss)	$(12,433)	$215,538	$(77,801)	$125,304

Three Months Ended September 30, 2018	Holding Company	Oil and gas	Nutritional Services	Health beverage – discontinued operations	Total Consolidated
Revenue	$-	$9,923,997	$307,082	$-	$10,231,079
Cost of goods sold	-	(9,516,994)	(1,341)	-	(9,518,335)
Operating expenses	(14,027)	(19,579)	(175,201)	-	(208,807)
Other income (expenses)	-	497	397	-	894
Provision for income taxes	(1,653)	(101,692)	-	-	(103,345)
Loss from discontinued operations	-	-	-	(3,615)	(3,615)
Net income (loss)	$(15,680)	$286,229	$130,937	$(3,615)	$397,871

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

NOTE 12 – RESTATEMENT

On November 14, 2019, the Company filed its 10Q for the period ended September 30, 2019. It has come to the attention of Management that the Financial Information reported therein is incomplete and did not record certain revenues and related expenses from the period that should have been reported.

The effects of the adjustments on the Company’s previously issued financial statements as at September 30, 2019 and for the three and nine ended September 30, 2019 are summarized as follows:

Balance Sheets

	Originally	Restatement
	Reported	Adjustment	As Restated

Accounts receivable	$7,091,686	$3,210,499	$10,302,185
Inventory	$6,498,095	$(2,515,356)	$3,982,739
Total current assets	$14,991,123	$695,143	$15,686,266
Total assets	$18,668,050	$695,143	$19,363,193
Tax payable	$61,771	$459,159	$520,930
Total current liabilities	$9,232,342	$459,159	$9,691,501
Total liabilities	$9,272,161	$459,159	$9,731,320
Retained earnings	$1,137,352	$247,205	$1,384,557
Accumulated other comprehensive loss	$(678,247)	$(11,221)	$(689,468)
Total stockholders' equity	$9,395,889	$235,984	$9,631,873
Total liabilities and stockholders' equity	$18,668,050	$695,143	$19,363,193

Consolidated Statements of Operations and Other comprehensive Income (loss)

	Originally	Restatement
	Reported	Adjustment	As Restated
For the nine months ended September 30, 2019
Revenue	$22,943,761	$3,137,273	$26,081,034
Cost of goods sold	$22,053,155	$2,766,246	$24,819,401
Gross profit	$890,606	$371,027	$1,261,633
General and administrative	$456,189	$67,467	$523,656
Total operating expenses	$528,086	$67,467	$595,553
Income from operations	$362,520	$303,560	$666,080
Other loss	$(28,550)	$(313)	$(28,863)
Total other expense	$(21,119)	$(313)	$(21,432)
Income before income taxes	$341,401	$303,247	$644,648
Provision for income taxes	$(195,574)	$(56,042)	$(251,616)
Net income	$145,827	$247,205	$393,032
Foreign currency translation adjustments	$(235,449)	$(11,221)	$(246,670)
Total Comprehensive Income (Loss)	$(89,622)	$235,984	$146,362
Net income per share, basic and diluted	$0.03	$0.05	$0.08
Weighted average number of common shares outstanding: Basic and diluted	5,209,881	5,209,881	5,209,881

	Originally	Restatement
	Reported	Adjustment	As Restated
For the three months ended September 30, 2019
Revenue	$72,818	$3,137,273	$3,210,091
Cost of goods sold	$75,009	$2,766,246	$2,841,255
Gross profit (loss)	$(2,191)	$371,027	$368,836
General and administrative	$105,108	$67,467	$172,575
Total operating expenses	$122,090	$67,467	$189,557
Income (loss) from operations	$(124,281)	$303,560	$179,279
Other loss	$313	$(313)	$-
Total other Income (expense)	$233	$(313)	$(80)
Income (loss) before income taxes	$(124,048)	$303,247	$179,199
Provision for income taxes	$2,147	$(56,042)	$(53,895)
Net income	$(121,901)	$247,205	$125,304
Foreign currency translation adjustments	$(237,143)	$(11,221)	$(248,364)
Total Comprehensive Loss	$(359,044)	$235,984	$(123,060)
Net income per share, basic and diluted	$(0.02)	$0.05	$0.02
Weighted average number of common shares outstanding: Basic and diluted	5,209,881	5,209,881	5,209,881

Consolidated Statements of Cash Flows

	Originally	Restatement
	Reported	Adjustment	As Restated

Net income	$145,827	$247,205	$393,032
Accounts receivable	$30,876,881	$(3,345,657)	$27,531,224
Inventory	$(5,455,994)	$2,621,250	$(2,834,744)
Tax payable	$(166,532)	$478,489	$311,957
Net cash used in operating activities	$(267,889)	$1,287	$(266,602)
Effects on changes in foreign exchange rate	$4,874	$(1,287)	$3,587

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q Amendment No. 1 contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “pursue,” “expect,” “predict,” “project,” “goals,” “strategy,” “future,” “likely,” “forecast,” “potential,” “continue,” negatives thereof or similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding future acquisition or merger targets, business strategies, macro-economic and sector-specific trends, future cash flows, financing plans, plans and objectives of management and any other statements which are not statements of historical facts.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual future results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, inability to successfully conclude acquisitions of target companies or assets which are reasonably capable of generating positive cash flow in the near future, legal and regulatory changes in the jurisdictions in which we operate including but not limited to the People’s Republic of China (“PRC”) and Malaysia, the sustained trade- and investment-related tension between the United States and the PRC, volatility or decline in our stock price, mismanagement of our subsidiaries by local managers, potential fluctuation of our quarterly and annual financial and operational results, rapid adverse changes in markets, decline in demand for our goods and services, insufficient revenues to cover our operating costs and such other factors as discussed throughout this Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q/A.

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

Three months ended September 30, 2019 compared to three months ended September 30, 2018

	Three months ended
	September 30,		Change
	2019	2018	Amount
Revenue	$3,210,091	$10,231,079	$(7,020,988)
Cost of goods sold	$2,841,255	$9,518,335	$(6,677,080)
Gross profit (loss)	$368,836	$712,744	$(343,908)
Operating expenses	$(189,557)	$(208,807)	$19,250
Other income (expense)	$(80)	$894	$(974)
Provision for income taxes	$(53,895)	$(103,345)	$49,450
Loss from discontinued operations	$-	$(3,615)	$3,615
Net income (loss)	$125,304	$397,871	$(272,567)

The revenue for the three months ended September 30, 2019 decreased by $7,020,988 to $3,210,091 compared with the same period in 2018. The decrease is mainly due to incident decrease in sales in this period.

Cost of goods sold for the three months ended September 30, 2019 decreased by $6,677,080 to $2,841,255 compared with the same period in 2018. The decrease is mainly due to decrease in revenue in this period.

Net income for the three months ended September 30, 2019 was $125,304 compared to $397,871 in the same period in 2018. The change is mainly due to decrease in sales and gross profit.

For the three months ended September 30, 2019 and 2018 our results of operations segment, are as follows:

Three Months Ended September 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$3,139,495	$70,596	$3,210,091
Cost of goods sold	-	(2,807,412)	(33,843)	(2,841,255)
Operating expenses	(12,433)	(62,650)	(114,474)	(189,557)
Other income (expenses)	-	-	(80)	(80)
Provision for income taxes	-	(53,895)	-	(53,895)
Loss from discontinued operations	-	-	-	-
Net income (loss)	$(12,433)	$215,538	$(77,801)	$125,304

Three Months Ended September 30, 2018	Holding Company	Oil and gas	Nutritional Services	Health beverage - discontinued operations	Total Consolidated
Revenue	$-	$9,923,997	$307,082	$-	$10,231,079
Cost of goods sold	-	(9,516,994)	(1,341)	-	(9,518,335)
Operating expenses	(14,027)	(19,579)	(175,201)	-	(208,807)
Other income (expenses)	-	497	397	-	894
Provision for income taxes	(1,653)	(101,692)	-	-	(103,345)
Loss from discontinued operations	-	-	-	(3,615)	(3,615)
Net income (loss)	$(15,680)	$286,229	$130,937	$(3,615)	$397,871

Holding Company

Operating expense mainly consists of professional fees for ongoing regulatory requirements. The decrease in operating expense is primarily due to a decrease in legal fees.

Oil and Gas

	Three months ended
	September 30,		Change
	2019	2018	Amount
Revenue	$3,139,495	$9,923,997	$(6,784,502)
Cost of goods sold	$(2,807,412)	$(9,516,994)	$(6,709,582)
Gross profit	$332,083	$407,003	$(74,920)
Operating expenses	$(62,650)	$(19,579)	$(43,071)
Other income	$-	$497	$(497)
Provision for income taxes	$(53,895)	$(101,692)	$(47,797)
Net income	$215,538	$286,229	$(70,691)

The decrease in revenue is primarily due to a decrease in the demand of oil manufacture. The decrease in cost of goods sold is primarily due to a decrease in revenue. The percentage of gross profit increased from 4.1% in 2018 to 10.6% in 2019 is primarily due to an increase in sales price.

Nutritional Services

	Three months ended
	September 30,		Change
	2019	2018	Amount
Revenue	$70,596	$307,082	$(236,486)
Cost of goods sold	$(33,843)	$(1,341)	$32,502
Gross profit	$36,753	$305,741	$(268,988)
Operating expenses	$(114,474)	$(175,201)	$(60,727)
Other income (expense)	$(80)	$397	$(477)
Net income (loss)	$(77,801)	$130,937	$(208,738)

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

	Nine Months Ended
	September 30,		Change
	2019	2018	Amount
Revenue	$26,081,034	$15,013,637	$11,067,397
Cost of Goods Sold	$24,819,401	$13,999,521	$10,819,880
Gross profit	$1,261,633	$1,014,116	$247,517
Operating expenses	$595,553	$541,812	$53,741
Other expense	$(21,432)	$(98,503)	$77,071
Loss from discontinued operations	$-	$(4,559)	$4,559
Net income (loss)	$393,032	$267,689	$125,343

The revenue for the nine months ended September 30, 2019 increased by $11,067,397 to $26,081,034 compared with the same period in 2018. The increase is mainly due to increase in sales of goods to customers in this period.

Cost of goods sold for the nine months ended September 30, 2019 increased by $10,819,880 to $24,819,401 compared with the same period in 2018. The increase is mainly due to increase in revenue in this period.

Net income for the nine months ended September 30, 2019 increased by $125,343 to $393,032 compared with the same period in 2018. The increase is mainly due to increase in gross profit in this period.

For the nine months ended September 30, 2019 and 2018 our results of operations segment, are as follows:

Nine Months Ended September 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$25,859,994	$221,040	$26,081,034
Cost of goods sold	-	(24,702,808)	(116,593)	(24,819,401)
Operating expenses	(44,569)	(99,081)	(451,903)	(595,553)
Other income (expenses)	-	(28,863)	7,431	(21,432)
Provision for income taxes	-	(251,616)	-	(251,616)
Loss from discontinued operations	-	-	-	-
Net income (loss)	$(44,569)	$777,626	$(340,025)	$393,032

Nine Months Ended September 30, 2018	Holding Company	Oil and gas	Nutritional Services	Health beverage - discontinued operations	Total Consolidated
Revenue	$-	$14,411,155	$602,482	$-	$15,013,637
Cost of goods sold	-	(13,940,996)	(58,525)	-	(13,999,521)
Operating expenses	(37,811)	(31,706)	(472,295)	-	(541,812)
Other income (expenses)	(100,000)	(1,572)	3,069	-	(98,503)
Provision for income taxes	(1,653)	(120,697)	20,797	-	(101,553)
Loss from discontinued operations	-		-	(4,559)	(4,559)
Net income (loss)	$(139,464)	$316,184	$95,528	$(4,559)	$267,689

Holding Company

Operating expense mainly consists of professional fees for ongoing regulatory requirements. The increase in operating expense is primarily due to an acquisition of Admall in May 2018. Due to reverse acquisition accounting, the Company eliminated expenses of Holding Company prior to the acquisition.

Other expense consists of amortization of debt discount of $100,000 in 2018.

Oil and Gas

	Nine Months Ended
	September 30,		Change
	2019	2018	Amount
Revenue	$25,859,994	$14,411,155	$11,448,839
Cost of goods sold	$(24,702,808)	$(13,940,996)	$10,761,812
Gross profit	$1,157,186	$470,159	$687,027
Operating expenses	$(99,081)	$(31,706)	$67,375
Other income (expense)	$(28,863)	$(1,572)	$(27,291)
Provision for income taxes	$(251,616)	$(120,697)	$130,919
Net income	$777,626	$316,184	$461,442

The increase in revenue and expenses is primarily due to a reverse acquisition in May 2018. All revenue and expenses before a reverse acquisition were eliminated in 2018.

Nutritional Services

	Nine Months Ended
	September 30,		Change
	2019	2018	Amount
Revenue	$221,040	$602,482	$(381,442)
Cost of goods sold	$(116,593)	$(58,525)	$58,068
Gross profit	$104,447	$543,957	$(439,510)
Operating expenses	$(451,903)	$(472,295)	$(20,392)
Other income (expense)	$7,431	$3,069	$4,362
Provision for income taxes	$-	$20,797	$(20,797)
Net income (loss)	$(340,025)	$95,528	$(435,553)

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2019 and December 31, 2018, respectively.

Working Capital

The following table provides selected financial data about our company as of September 30, 2019 and December 31, 2018, respectively.

	September 30,	December 31,	Change
	2019	2018	Amount
Cash	$56,135	$257,391	$(201,256)

Current Assets	$15,686,266	$39,865,557	$(24,179,291)
Current Liabilities	$9,691,501	$34,090,839	$(24,399,338)
Working Capital	$5,994,765	$5,774,718	$220,047

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

Cash Flow

	Nine Months Ended
	September 30,		Change
	2019	2018	Amount
Cash Flows provided by (used in) operating activities	$(266,602)	$699,874	$(966,476)
Cash Flows provided by (used in) investing activities	$(614)	$71,775	$(72,389)
Cash Flows provided by (used in) financing activities	$62,373	$(891,615)	$953,988
Effects on changes in foreign exchange rate	$3,587	$202,228	$(198,641)
Net change in cash during period	$(201,256)	$82,262	$(283,518)

Cash Flow from Operating Activities

During the nine months ended September 30, 2019, our Company used $266,602 in operating activities, compared to $699,874 generated from operating activities during the nine months ended September 30, 2018. The decrease was mainly due to decrease in inventories, other current assets and accounts payable, partially offset by increase in amount due from related parties and accounts receivable.

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

RESORT SAVERS, INC.
(Registrant)

Dated: December 6, 2019	/s/ DS Chang
Ding-Shin “DS” Chang
President, Chief Executive Officer and Director
(Principal Executive Officer)

