Form 10-K
period 2019-12-31
Resort Savers, Inc.
filed 2020-04-06
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 30, 2020 was 2,209,881 shares at $28.50 per share, or $62,981,608.50.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 5,209,881 shares, par value $0.0001 per share, as of March 30, 2020.

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

On July 15, 2019, the Board of Directors and the stockholders of the Company, each by executing a written consent, approved of an amended and restated articles of incorporation (the “Restated Articles”), which contain the Name Change. The officers of the Company intended to filed the Restated Articles with the Nevada Secretary of State following review of the Notification Form by FINRA. For more information on the Name Change, please refer to the Company’s Current Report on Form 8-K, which was filed with the SEC on July 22, 2019.

On August 14, 2019, the Board of Directors and the stockholders of the Company, each by executing a written consent, voted to abandon the Name Change and Restated Articles. However, the Company proceeded with and implemented the Reverse Split. The Company submitted an amended notification to FINRA for abandonment of the Name Change and Restated Articles, and received approval from FINRA for the reverse split. The Reverse Split was effective on September 16, 2019.

Business Operations.

The Company has engaged in the following business activities, through the listed subsidiary entities:

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

Principal Products, Services and Their Markets

As described above in Part I, Item 1A, we have ownership interests in two operating entities: Tieshan Oil and Admall.

Beijing Yandong Tieshan Oil Products Co., Ltd.

Tieshan Oil acquires a variety of chemical products and compounds that are extracted and processed from crude oil and hydrocarbons. Tieshan Oil acts as an intermediary broker of methyl tert-butyl ether, mineral oil, paraffin oil, petrolatum liquids, alcohol based liquid fuel, trimethylpentane, pentane foamer, natural gasoline, xylene dimethylbenzene, aromatics solvent, and other chemical products and compounds. It identifies sources of supply and purchasers of these chemical products and compounds, and Tieshan Oil principally engages in the trading of these oil, gas and lubricant products within the PRC. Since it’s incorporation, Tieshan Oil has had a number of clients for these brokered products, including two gasoline operators in China, YanDongPetrol Group and YanDon Hao Teng. All of its clients are licensed gasoline operators. While this is a dynamic market, subject to fluctuations and unexpected changes brought on by a variety of political and market matters, Tieshan Oil has successfully managed the impact of these factors and remains an important part of the oil refining industry in Beijing, PRC.

Admall Sdn. Bhd.

Admall provides nutrition consultancy services and training. Admall also sells health, nutrition, and supplement products through an online store. Headquartered in Malaysia, Admall provides its services and sells its products in Southeast Asia, China, Hong Kong, Taiwan, and Korea. Utilizing technology, Admall delivers its services and sells its products via internet and e-commerce applications. Admall’s services include personal training, life coaching, and total life enhancement programmes, all centered around its “BE the BEST” platform. Admall has partnered with educational institutions, e-commerce platforms, nutritional development groups, and wellness service providers to expand the marketing and delivery of its services, training, and product sales.

We also continue to actively seek additional global investment opportunities in emerging companies with products that have potential for expanding regional and international sales and revenues.

Competitive Business Conditions and Strategy; Our Position in the Industry

In addition to the operating entities and businesses described above, we are actively involved in the acquisition of businesses which we believe will generate cash within an acceptable time horizon, and we primarily use our capital stock as consideration in such acquisitions. We face many competitors in the strategic investment and acquisition sector, including private equity funds, sovereign wealth and pension funds, corporate conglomerates, single family offices and multi-family offices, asset management firms, corporate acquirors which are strategically positioned in industries competitive with ours, and other small-cap public companies which primarily use equity securities to finance investments and acquisitions. In the latter category, barriers to entry are extremely low, and we face intense competition to source investment targets and to close investments. Our competitors have significantly greater financial and marketing resources than we do, including sufficient cash to pay consideration for acquisitions. There are no assurances that our efforts to compete in the marketplace will be successful or that we will continue to be able to compete with other funds, companies or other sources of capital to secure competitive acquisition targets and consummate future transactions.

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

We could be an emerging growth company until the last day of the first fiscal year following the fifth anniversary of our the registration of our first common equity offering, although circumstances could cause us to lose that status earlier if our annual revenues exceed $1.07 billion, if we issue more than $1.0 billion in non- convertible debt in any three-year period or if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

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

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Markets Group, for the previous two years. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2019	$4.00	$1.53
September 30, 2019	$31.00	$3.25
June 30, 2019	$28.50	$18.00
March 31, 2019	$30.00	$15.00

Quarter Ended	High	Low
December 31, 2018	$27.51	$16.00
September 30, 2018	$26.00	$13.00
June 30, 2018	$25.55	$11.00
March 31, 2018	$32.00	$21.99

On March 30, 2020, the closing price of our Common Stock as reported by the OTC Markets was $0.88 per share.

As of March 30, 2020, there were approximately 235 stockholders of record and an aggregate of 5,209,881 shares of our Common Stock were issued and outstanding.

Dividend Policy

The Company does not anticipate paying dividends on our Common Stock at any time in the foreseeable future. Our Board of Directors currently plans to retain any earnings for the development and expansion of the Company s business. Any future determination as to the payment of dividends will be at the discretion of the Board of Directors and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company did not issue or sell any equity securities during our fiscal year ended December 31, 2019 or the period of time from the end of such fiscal year until the date of filing this Annual Report on Form 10-K. For a description of securities issued as consideration for the acquisition of equity interests in Worx, Amuli, Tieshan Oil and Admall, please refer to Part I, Item 1 of this Annual Report on Form 10-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fiscal year ended December 31, 2019.

Description of Securities and Certain Rights of Holders of Common Stock

Our authorized capital stock consists of 100,000,000 shares of Common Stock, and 15,000,000 shares of Preferred Stock. As of March 30, 2020, there were approximately 235 stockholders of record and an aggregate of 5,209,881shares of our Common Stock were issued and outstanding. Holders of our Common Stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Overview

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10–K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers and difficulties of hiring or retaining key personnel, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. In addition, you are urged to read this report in conjunction with the risk factors described herein.

We have ownership interests in two operating entities: Tieshan Oil and Admall.

Beijing Yandong Tieshan Oil Products Co., Ltd.

Tieshan Oil acquires a variety of chemical products and compounds that are extracted and processed from crude oil and hydrocarbons. Tieshan Oil acts as an intermediary broker of methyl tert-butyl ether, mineral oil, paraffin oil, petrolatum liquids, alcohol based liquid fuel, trimethylpentane, pentane foamer, natural gasoline, xylene dimethylbenzene, aromatics solvent, and other chemical products and compounds. It identifies sources of supply and purchasers of these chemical products and compounds, and Tieshan Oil principally engages in the trading of these oil, gas and lubricant products within the PRC. Since it’s incorporation, Tieshan Oil has had a number of clients for these brokered products, including two gasoline operators in China, YanDongPetrol Group and YanDon Hao Teng. All of its clients are licensed gasoline operators. While this is a dynamic market, subject to fluctuations and unexpected changes brought on by a variety of political and market matters, Tieshan Oil has successfully managed the impact of these factors and remains an important part of the oil refining industry in Beijing, PRC.

Admall Sdn. Bhd.

Admall provides nutrition consultancy services and training. Admall also sells health, nutrition, and supplement products through an online store. Headquartered in Malaysia, Admall provides its services and sells its products in Southeast Asia, China, Hong Kong, Taiwan, and Korea. Utilizing technology, Admall delivers its services and sells its products via internet and e-commerce applications. Admall’s services include personal training, life coaching, and total life enhancement programmes, all centered around its “BE the BEST” platform. Admall has partnered with educational institutions, e-commerce platforms, nutritional development groups, and wellness service providers to expand the marketing and delivery of its services, training, and product sales.

We also continue to actively seek additional global investment opportunities in emerging companies with products that have potential for expanding regional and international sales and revenues.

Competitive Business Conditions and Strategy; Our Position in the Industry

In addition to the operating entities and businesses described above, we are actively involved in the acquisition of businesses which we believe will generate cash within an acceptable time horizon, and we primarily use our capital stock as consideration in such acquisitions. We face many competitors in the strategic investment and acquisition sector, including private equity funds, sovereign wealth and pension funds, corporate conglomerates, single family offices and multi-family offices, asset management firms, corporate acquirors which are strategically positioned in industries competitive with ours, and other small-cap public companies which primarily use equity securities to finance investments and acquisitions. In the latter category, barriers to entry are extremely low, and we face intense competition to source investment targets and to close investments. Our competitors have significantly greater financial and marketing resources than we do, including sufficient cash to pay consideration for acquisitions. There are no assurances that our efforts to compete in the marketplace will be successful or that we will continue to be able to compete with other funds, companies or other sources of capital to secure competitive acquisition targets and consummate future transactions.

Results of Operations

Our operations for the year ended December 31, 2019 and 2018 are outlined below:

Year ended December 31, 2019 compared to year ended December 31, 2018

	Year Ended
	December 31,		Change
	2019	2018	Amount
Revenue	$29,787,188	$37,070,832	$(7,283,644)
Cost of Goods Sold	$28,270,026	$35,219,165	$(6,949,139)
Gross profit	$1,517,162	$1,851,667	$(334,505)
Operating expenses	$859,121	$723,598	$135,523
Other income	$309,360	$84,670	$224,690
Gain from discontinued operations	$-	$457,533	$(457,533)
Net income	$663,422	$1,433,509	$(770,087)

The revenue for the year ended December 31, 2019 decreased by $7,283,644 to $29,787,188 compared with the same period in 2018. The decrease is mainly due to incident decrease in sales in this period.

Cost of goods sold for the year ended December 31, 2019 decreased by $6,949,139 to $28,270,026 compared with the same period in 2018. The decrease is mainly due to decrease in revenue in this period.

Net income for the year ended December 31, 2019 was $663,442 compared to $1,433,509 in the same period in 2018. The change is mainly due to decrease in sales and gross profit and gain from discontinued operations.

For the year ended December 31, 2019 and 2018 our results of operations segment, are as follows:

Year Ended December 31, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$29,273,552	$513,636	$29,787,188
Cost of goods sold	-	(27,845,382)	(424,644)	(28,270,026)
Operating expenses	(160,678)	(70,878)	(627,565)	(859,121)
Other income (expenses)	(227,408)	(28,863)	565,631	309,360
Provision for income taxes	-	(326,443)	22,464	(303,979)
Net income (loss)	$(388,086)	$1,001,986	$49,522	$663,422

Year Ended December 31, 2018	Holding Company	Oil and Gas	Nutritional Services	Health Beverage - Discontinued Operations	Total Consolidated
Revenue	$-	$35,988,326	$1,082,506	$-	$37,070,832
Cost of goods sold	-	(34,949,798)	(269,367)	-	(35,219,165)
Operating expenses	(102,186)	(43,027)	(578,385)	-	(723,598)
Other income (expenses)	(73,179)	(17,793)	175,642	-	84,670
Provision for income taxes	(1,653)	(221,084)	(14,026)	-	(236,763)
Loss from discontinued operations	-	-	-	457,533	457,533
Net income (loss)	$(177,018)	$756,624	$396,370	$457,533	$1,433,509

Holding Company

Operating expense mainly consists of professional fees for ongoing regulatory requirements. The decrease in operating expense is primarily due to a decrease in legal fees.

Other expense mainly consists of interest expense and change in fair value of derivative liability from convertible notes.

Oil and Gas

	Year Ended
	December 31,		Change
	2019	2018	Amount
Revenue	$29,273,552	$35,988,326	$(6,714,774)
Cost of goods sold	$(27,845,382)	$(34,949,798)	$7,104,416
Gross profit	$1,428,170	$1,038,528	$389,642
Operating expenses	$(70,878)	$(43,027)	$(27,851)
Other expense	$(28,863)	$(17,793)	$(11,070)
Provision for income taxes	$(326,443)	$(221,084)	$(105,359)
Net income	$1,001,986	$756,624	$245,362

The decrease in revenue is primarily due to a decrease in the demand of oil manufacture. The decrease in cost of goods sold is primarily due to a decrease in revenue. The percentage of gross profit increased from 2.9% in 2018 to 4.8% in 2019 is primarily due to an increase in sales price.

Nutritional Services

	Year Ended
	December 31,		Change
	2019	2018	Amount
Revenue	$513,636	$1,082,506	$(568,870)
Cost of goods sold	$(424,644)	$(269,367)	$(155,277)
Gross profit	$88,992	$813,139	$(724,147)
Operating expenses	$(627,565)	$(578,385)	$(49,180)
Other income	$565,631	$175,642	$389,989
Provision for income taxes	$-	$(14,026)	$14,026
Net income	$27,058	$396,370	$(369,312)

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2019 and 2018, respectively.

Working Capital

The following table provides selected financial data about our company as of December 31, 2019 and 2018, respectively.

	December 31,	December 31,	Change
	2019	2018	Amount
Cash	$277,629	$257,391	$20,238

Current Assets	$8,934,627	$39,865,557	$(30,930,930)
Current Liabilities	$2,341,177	$34,090,839	$(31,749,662)
Working Capital	$6,593,450	$5,774,718	$818,732

The increase in working capital was primarily attributed to a decrease in current liabilities offset by a decrease in current assets. The decrease in current assets was primarily attributed to a decrease in accounts receivable offset by an increase in inventory. The decrease in current liabilities was primarily attributed to a decrease in accounts payable and due to related partied offset by an increase in derivative liabilities.

Cash Flow

	Year Ended
	December 31,		Change
	2019	2018	Amount
Cash Flows provided by operating activities	$492,144	$612,496	$(120,352)
Cash Flows provided by (used in) investing activities	$(614)	$54,344	$(54,958)
Cash Flows used in financing activities	$(469,480)	$(110,478)	$(359,002)
Effects on changes in foreign exchange rate	$(1,812)	$(301,272)	$299,460
Net change in cash during period	$20,238	$255,090	$(234,852)

Cash Flow from Operating Activities

During the year ended December 31, 2019, our Company generated $492,144 in operating activities, compared to $612,496 used in operating activities during the year ended December 31, 2018. The decrease in cash provided by operation activities is primarily due to a decrease in net income.

Cash Flow from Investing Activities

During the year ended December 31, 2019 and 2018, we used $614 in investing activities and received $53,344 from investing activities, respectively. For the year ended December 31, 2019, the Company used $1,586 for the purchase of property. For the year ended December 31, 2018, the Company received $88,738 from the business acquisition and $4,661 from disposal of property and equipment and used $587 for the purchase of property and equipment and $38,468 for disposal of subsidiary.

Cash Flow from Financing Activities

During the year ended December 31, 2019 and 2018, our Company used $469,480 and $110,478 in financing activities, respectively. For the year ended December 31, 2019, the Company received $310,000 from convertible notes and $214,846 from loans from related parties, and repaid loans from related parties for $994,326. For the year ended December 31, 2018, the Company received $890,732 from loans from related parties and repaid short-term loan for $934,800 and loans from related parties for $66,410.

Plan of Operation

Since the inception of the Company, we have incurred significant losses and relied upon capital raised from affiliates and third parties. The Company makes investments and acquisitions into a diverse range of markets and industries throughout the world.

In light of our acquisitions of Tieshan Oil and Admall, we anticipate generating additional revenues from the operations of these entities during the next 12 months. Notwithstanding these facts, in light of our ongoing expenses, our management cannot provide any assurances that such revenue will be sufficient to cover all of our expenses or that our Company will ever operate profitably.

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

None in the preceding 12 months.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ding-Shin “DS” Chang	President, CEO, Director	50	February 9, 2018
Boon Jin “Patrick” Tan	Treasurer, CFO, Director	49	February 9, 2018
Liang-Yu “Jacky” Chang	Secretary	44	February 9, 2018

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our Directors, Executive Officers, promoters or control persons has been involved in any of the following events during the past 10 years:

1.A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an Executive Officer at or within two years before the time of such filing;

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

Compliance with Section 16(a) of the Exchange Act .

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

Board and Committee Meetings

Our Board of Directors currently consists of two members, Mr. Ding-Shin “DS” Chang and Mr. Boon Jin “Patrick” Tan. The Board of Directors held no formal meetings during the year ended December 31, 2019. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended December 31, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a) our Principal Executive Officer;

(b) each of our two most highly compensated Executive Officers who were serving as Executive Officers at the end of the year ended December 31, 2019, and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our Executive Officer at the end of the year ended December 31, 2019.

who we will collectively refer to as the named Executive Officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named Executive Officer, other than the Principal Executive Officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

2019 SUMMARY COMPENSATION TABLE

							Non-Equity	Change in Pension Value and Nonqualified Deferred
Name and Principal			Salary	Bonus	Stock Awards	Option Awards	Incentive Plan Compensation	Compensation Earnings	All Other Compensation	Total
Position		Year	($)	($)	($)	($)	($)	($)	($)	($)
Ding-Shin Chang,	“DS”	2019	0	0	0	0	0	0	0	0
President, Director	CEO,	2018	0	0	0	0	0	0	0	0

Boon Jin Tan,	“Patrick”	2019	0	0	0	0	0	0	0	0
Treasurer, Director	CFO,	2018	0	0	0	0	0	0	0	0

Liang-Yu Chang,	“Jacky”	2019	0	0	0	0	0	0	0	0
Secretary		2018	0	0	0	0	0	0	0	0

There are no arrangements or plans in which we provide pension, retirement or similar benefits for Directors or Executive Officers. Our Directors and Executive Officers may receive share options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or Executive Officers, except that share options may be granted at the discretion of our Board of Directors.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended December 31, 2019.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended December 31, 2019.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2019, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our Directors for their services in their capacity as Directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for Directors or Executive Officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our Directors or Executive Officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2020 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on March 30, 2020. As of March 30, 2020, there were 5,209,881 shares of our company’s Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Ding-Shin “DS” Chang (2)	-	-
Boon Jin “Patrick” Tan (3)	1,000,000	19%
Liang-Yu “Jacky” Chang (4)	30,000	1%

Directors and Executive Officers as a Group (3 persons)	1,030,000	20%

5% or greater shareholders
Hasangwangmu (5)	820,000	16%
Sanarco Life & Wellness SA (6)	500,183	9.6%
Wolfpack Consulting Limited (7)	1,150,000	22%

____________

(1) Percentages are calculated based on 5,209,881 shares of the Company’s Common Stock issued and outstanding on March 30, 2020.

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

(5) Address at Room C, 15/F, Ritz Plaza, 122 Austin Road, Tsim Sha Tsui, Kowloon, Hong Kong SAR, China.

(6) Address at 15, Rue du Fort Bourbon, Luxembourg, Luxembourg L-1249 B222894.

(7) Address at 5720 Plover Court, Richmond, BC, Canada V7E 4K2.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Revenue and Expense

During the year ended December 31, 2019 and 2018, the Company recorded revenue of $29,273,551 and $32,273,533 and cost of goods sold from a related party of $25,985,112 and $34,949,798 and general and administrative expense of $13,101 and $14,690 from the entity who was a related party until September 30, 2019, respectively. Due to a reduction of influence to this entity, the Company determined this entity was no more related party since October 1, 2019. As of December 31, 2019 and 2018, the Company had accounts receivable of $0 and $37,055,058 and account payable of $0 and $31,536,276, which are included in account receivable and accounts payable, respectively

Due from related party

As of December 31, 2019 and 2018, the Company recorded due from related parties of $0 and $155,075, respectively. The loan is non-interest bearing and due on demand.

Due to related party

As of December 31, 2019 and 2018, the Company recorded due to related parties as follows. The loan is non-interest bearing and due on demand.

	December 31,	December 31,
	2019	2018
Loan from director	$142,480	$1,022,775
Loan from related parties	111,101	92,930
	$253,581	$1,115,705

Contribution

During the year ended December 31, 2018, related parties, who are shareholders of the Company, forgave debt, in the amount of $58,450 for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

During the year ended December 31, 2018, $100,000 originally recorded as a contribution to capital was cancelled and recorded as a convertible note payable (Note 12).

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Audit Fees	$50,000	$45,000
Audit Related Fees	$18,000	$6,000
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$68,000	$51,000

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
______________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

RESORT SAVERS, INC. (Registrant)

Dated: April 6, 2020	By: /s/ DS Chang
Ding-Shin “DS” Chang President, CEO (Principal Executive Officer)

Dated: April 6, 2020	By: /s/ Patrick Tan
Boon Jin “Patrick” Tan Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 6, 2020	By: /s/ DS Chang
Ding-Shin “DS” Chang President, Chief Executive Officer and Director

Dated: April 6, 2020	By: /s/ Patrick Tan
Boon Jin “Patrick” Tan Treasurer, Chief Financial Officer and Director

INDEX TO THE AUDITED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Resort Savers, Inc.

Level 11, Tower 4 (PFCC)

Jalan Puteri 1/2

Puchong N8 47100

Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resort Savers, Inc. (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of two years in the year ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s income from operations and no operation raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Total Asia Associates PLT

TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2018.

Kuala Lumpur, Malaysia

Date: April 4, 2020

RESORT SAVERS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalents	$277,629	$257,391
Accounts receivable, net	548,281	38,165,057
Inventory	7,225,155	1,245,759
Other current assets	883,562	42,275
Due from related parties	-	155,075
Total Current Assets	8,934,627	39,865,557
Property and Equipment, net	466,316	551,548
Goodwill	3,199,594	3,199,594
TOTAL ASSETS	$12,600,537	$43,616,699

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,461,971	$32,593,531
Accrued liabilities and other payables	85,834	95,458
Convertible notes, net of unamortized discounts	19,864	-
Deferred revenue	-	56,416
Due to related parties	253,581	1,115,705
Derivative liabilities	356,395	-
Tax payable	163,532	229,729
Total Current Liabilities	2,341,177	34,090,839

Convertible notes non-current, net of unamortized discounts	155,570	-
Deferred tax liabilities	18,035	40,349
TOTAL LIABILITIES	2,514,782	34,131,188

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERSS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 5,209,881 shares issued and outstanding	521	521
Additional paid-in capital	8,936,263	8,936,263
Retained earnings	1,654,947	991,525
Accumulated other comprehensive loss	(505,976)	(442,798)
Total shareholders’ equity	10,085,755	9,485,511
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,600,537	$43,616,699

The notes are an integral part of these consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Operations and Other Comprehensive Income

	Year Ended
	December 31,
	2019	2018

Revenue	$29,787,188	$37,070,832
Cost of goods sold	28,270,026	35,219,165
Gross Profit	1,517,162	1,851,667

Operating Expenses
General and administrative	656,541	655,618
Professional fees	202,580	67,980
Total Operating Expenses	859,121	723,598

Income From Operations	658,041	1,128,069

Other Income (Expense)
Other income	565,631	206,927
Other loss	(28,863)	(34,137)
Interest expense	(26,013)	(88,120)
Change in fair value of derivative liabilities	(201,395)	-
Total Other Income	309,360	84,670

Income Before Income Taxes	967,401	1,212,739
Provision for income taxes	(303,979)	(236,763)
Income from continuing operations	663,422	975,976

Discontinued Operations
Gain from disposal of subsidiary	-	508,501
Loss from discontinued operations, net of income taxes	-	(50,968)
Net income from discontinued operations	-	457,533

Net Income	663,422	1,433,509
Net loss attributable to the non-controlling interest	-	22,359
Net Income Attributable to the Shareholders of Resort Savers, Inc.	$663,422	$1,455,868

Other Comprehensive Income
Foreign currency translation adjustments	(63,178)	(399,377)
Realized foreign currency translation	-	(23,701)
Total Comprehensive Income	600,244	1,010,431
Comprehensive (income) attributable to the non-controlling interest	-	(12,554)
Total Comprehensive Income Attributable to The Shareholders of Resort Savers, Inc.	$600,244	$997,877

Basic Gain per Common Share
Gain from Continuing operations	$0.13	$0.21
Loss from Discontinued operations	$-	$0.10

Diluted Gain per Common Share
Gain from Continuing operations	$0.16	$0.21
Loss from Discontinued operations	$-	$0.10

Basic Weighted Average Common Shares Outstanding	5,209,881	4,596,144
Diluted Weighted Average Common Shares Outstanding	5,334,095	4,596,144

The notes are an integral part of these consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Stockholders’ Equity

					Accumulated
					Other
	Common Stock		Additional	Retained	Comprehensive		Total
	Number of Shares	Amount	Paid-in Capital	Earnings (Deficit)	Income (loss)	Noncontrolling Interest	Stockholders' Equity

Balance - December 31, 2017	4,000,000	$400	$1,206,075	$(464,343)	$15,193	$-	$757,325

Recapitalization	909,881	91	7,582,248	-	-	-	7,582,339
Common shares for conversion of debt	300,000	30	99,970	-	-	-	100,000
Cancellation of debt forgiveness	-	-	(100,000)	-	-	-	(100,000)
Debt forgiven by related parties	-	-	58,450	-	-	-	58,450
Beneficial conversion feature	-	-	100,000	-	-	-	100,000
Disposal of subsidiary	-	-	(10,480)	-	(23,701)	(12,554)	(46,735)
Net income (loss)	-	-	-	1,455,868	-	(22,359)	1,433,509
Other comprehensive income (loss)	-	-	-	-	(434,290)	34,913	(399,377)

Balance - December 31, 2018	5,209,881	$521	$8,936,263	$991,525	$(442,798)	$-	$9,485,511

Net income	-	-		663,422	-	-	663,422
Other comprehensive loss	-	-		-	(63,178)	-	(63,178)

Balance - December 31, 2019	5,209,881	$521	$8,936,263	$1,654,947	$(505,976)	$-	$10,085,755

The notes are an integral part of these consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$663,422	$1,433,509
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	90,204	106,315
Loss on disposal of plant and equipment	-	31,836
Impairment loss on plant and equipment	-	65,476
Amortization of debt discount	20,434	100,000
Change in fair value of derivative liabilities	201,395	-
Gain on disposal of subsidiary	-	(508,501)
Provision (benefit) for deferred taxes	(22,504)	-
Changes in operating assets and liabilities:
Amount due from related parties	158,860	(12,540,360)
Accounts receivable	37,455,222	(1,151,006)
Inventories	(5,996,384)	85,953
Other current assets	(848,757)	-
Accounts payable	(31,016,802)	12,821,826
Deferred revenue	(56,408)	(390,454)
Tax payable	(64,769)	153,971
Accrued liabilities and other payable	(91,769)	403,931
Net cash provided by operating activities	492,144	612,496

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received through business acquisition	-	88,738
Disposal of subsidiary	-	(38,468)
Purchase of property and equipment	(614)	(587)
Proceeds from disposal of property and equipment	-	4,661
Net cash (used in) provided by investing activities	(614)	54,344

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term loan	-	(934,800)
Proceeds from convertible notes	310,000	-
Loans from related parties	214,846	890,732
Repayments of loans from related parties	(994,326)	(66,410)
Net cash used in financing activities	(469,480)	(110,478)

Effects on changes in foreign exchange rate	(1,812)	(301,272)

Net change in cash and cash equivalents	20,238	255,090
Cash and cash equivalents - beginning of period	257,391	2,301
Cash and cash equivalents - end of period	$277,629	$257,391

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$380,242	$-

Non-Cash Investing and Financing Activity:
Debt forgiveness by related party	$-	$58,450
Common stock issued for conversion of debt	$-	$100,000
Beneficial conversion feature	$-	$100,000
Derivative liability recognized as debt discount	$155,000	$-

The notes are an integral part of these consolidated financial statements.

RESORT SAVERS, INC.

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

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

At December 31, 2019, the principal subsidiaries of the Company were listed as follows:

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

Tieshan Oil

During the year ended December 31, 2019 and 2018, one customer, who was a related party, accounted for 98% of revenues from related party, respectively.

As of December 31, 2019 and 2018, one customer accounted for approximately 99% and 98% of accounts receivable and two vendors accounted for approximately 0% and 96% of accounts payable, respectively.

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

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2019 and 2018, the Company did not impair any long-lived assets.

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

Deferred revenue at December 31, 2019 and 2018, was $0 and $56,416, respectively.

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

Financial Instruments and Fair Value Measurements

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

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

For the year ended December 31, 2019 and 2018, the following common stock equivalents were included in the computation of diluted net income per share.

	Year Ended
	December 31,
	2019	2018
Convertible notes	199,334	-
Warrant	112,500	-
Total	311,834	-

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of December 31, 2019 and 2018. As at December 31, 2019 and 2018, the Company had accounts receivable of $548,281 and $38,165,057, respectively and trade receivables from customers which was related to the Company of $0 and $37,055,058, which are included in accounts receivable.

NOTE 5 – INVENTORIES

At December 31, 2019 and 2018, Inventories consisted of the following:

	December 31,	December 31,
	2019	2018

Finished goods	$7,225,155	$1,245,759

NOTE 6 – PLANT AND EQUIPMENT

At December 31, 2019 and 2018, Plant and equipment consisted of the following:

	December 31,	December 31,
	2019	2018
Cost:
Computer and software	$77,995	$77,157
Furniture and fittings	4,369	4,322
Office equipment	5,863	5,186
Plant and machinery	780,904	773,618
	869,131	860,283
Less: accumulated depreciation	(402,815)	(308,735)
Equipment, net	$466,316	$551,548

During the year ended December 31, 2019 and 2018, the Company recorded depreciation of $90,204 and $106,315, respectively.

During the year ended December 31, 2019 and 2018, the Company acquired assets of $614 and $587, respectively, and sold assets for $0 and $4,661, respectively and recorded loss on sales of assets of $0 and $31,836, respectively.

During the year ended December 31, 2019 and 2018, the Company recorded an impairment loss of $0 and $65,476, respectively.

NOTE 7 – ACCRUED LIABILITIES AND OTHER PAYABLE

At December 31, 2019 and 2018, accrued liabilities and other payable consisted of the following:

	December 31,	December 31,
	2019	2018
Accrued expenses	$-	$45,000
Accrued salary	18,761	-
Accrued interest	5,579	-
Deposit received	10,759	-
Other payables	50,735	50,458
	$85,834	$95,458

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

During the year ended December 31, 2018, the Company repaid $934,800 (RMB 6,000,000). On December 31, 2019 and 2018, the Company had a short-term loan balance of $0.

NOTE 9 – CONVERTIBLE NOTE

At December 31, 2019 and 2018, convertible loans consisted of the following:

	December 31,	December 31,
	2019	2018
Convertible Notes - originated in September 18, 2019	$158,000	$-
Convertible Notes - originated in November 20, 2019	125,000	-
Convertible Notes - originated in November 22, 2019	55,000	-
Total convertible notes payable	338,000	-
Less: Unamortized debt discount	(162,566)	-
Total convertible notes	175,434	-
Less: current portion of convertible notes	19,864	-
Long-term convertible notes	$155,570	$-

For the year ended December 31, 2019 and 2018, the interest expense on convertible notes was $5,579 and $0, and amortization of discount, including interest expense, of $20,434 and $100,000, $0, respectively. As of December 31, 2019 and 2018, the accrued interest was $5,579 and $0, respectively.

Convertible Notes – Issued during the year ended December 31, 2019

During the year ended December 31, 2019, the Company issued a total principal amount of $338,000 convertible notes for cash proceeds of $310,000. The convertible notes were also provided with a total of 112,500 warrants. The terms of convertible notes are summarized as follows:

•	Term: 12 months - 18 months;
•	Annual interest rates: 8% - 10%;
•	Convertible at the option of the holders at any time or 180 days from issuance.
•

Conversion prices are based on discounted (35% - 40% discount) lowest trading prices of the Company’s shares during various periods prior to conversion. Certain note has a fixed conversion price of $1.

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Stock” and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the year ended December 31, 2019 amounted to $546,727. $155,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $391,727 was recognized as a “day 1” derivative loss.

Convertible Notes – Issued during the year ended December 31, 2018

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

NOTE 10 – WARRANTS

A summary of activity regarding warrants issued as follows:

Warrants Outstanding
Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2018	-	$-
Granted	112,500	1.67
Reset feature	-	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December 31, 2019	112,500	$1.67

During the year ended December 31, 2019, the Company issued warrants with convertible notes. Each warrant is immediately exercisable into one share of common stock at a price ranging from $1.25 to $5.00 per share. The warrants will expire on the three (3) year anniversary of the issuance date.

The Company determined that the warrants qualify for derivative accounting due to the reset feature of warrants, which led to no explicit limit to the number of shares to be delivered upon future settlement of the exercised warrants (See Note 11).

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2019.

Warrants Outstanding			Warrants Exercisable
Number of	Contractual life		Number of
Shares	(in years)	Exercise Price	Shares	Exercise Price
100,000	2.89	$1.25	100,000	$1.25
12,500	2.90	$5.00	12,500	$5.00

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2019 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of December 31, 2019 is $7,000.

NOTE 11 – DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging, and hedging,” and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the December 31, 2019 and 2018:

	Year Ended	Year ended
	December 31,	December 31,
	2019	2018
Expected term	0.89 - 3.00 years	-
Expected average volatility	175% - 272%	-
Expected dividend yield	-	-
Risk-free interest rate	1.55% - 1.62%	-

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2018	$-
Addition of new derivatives recognized as debt discounts	155,000
Addition of new derivatives recognized as loss on derivatives	391,727
Gain on change in fair value of the derivative	(190,332)
Balance - December 31, 2019	$356,395

The following table summarizes the loss on derivative liability included in the income statement for the year ended December 31, 2019 sand 2018, respectively.

	Year Ended
	December 31,
	2019	2018
Day one loss due to derivative liabilities on convertible notes	$391,727	$-
Gain on change in fair value of the derivative liabilities	(190,332)	-
Loss on change in the fair value of derivative liabilities	$201,395	$-

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

During the year ended December 31, 2019, there were no issuances of common stock.

During the year ended December 31, 2018, the Company issued 30,000,000 shares of common stock for conversion of debt of $100,000.

Additional Paid-In Capital

During the year ended December 31, 2019 and 2018, related parties contributed additional paid-in capital in the amount of $0 and $58,450, respectively, to fund operating expenses and related party contribution of $0 and $100,000 was cancelled (see Note 13).

NOTE 13 – RELATED PARTY TRANSACTIONS

Revenue and Expense

During the year ended December 31, 2019 and 2018, the Company recorded revenue of $29,273,551 and $32,273,533 and cost of goods sold from a related party of $25,985,112 and $34,949,798 and general and administrative expense of $13,101 and $14,690 from the entity who was a related party until September 30, 2019, respectively. Due to a reduction of influence to this entity, the Company determined this entity was no more related party since October 1, 2019. As of December 31, 2019 and 2018, the Company had accounts receivable of $0 and $37,055,058 and account payable of $0 and $31,536,276, which are included in account receivable and accounts payable, respectively

Due from related party

As of December 31, 2019 and 2018, the Company recorded due from related parties of $0 and $155,075, respectively. The loan is non-interest bearing and due on demand.

Due to related party

As of December 31, 2019 and 2018, the Company recorded due to related parties as follows. The loan is non-interest bearing and due on demand.

	December 31,	December 31,
	2019	2018
Loan from director	$142,480	$1,022,775
Loan from related parties	111,101	92,930
	$253,581	$1,115,705

Contribution

During the year ended December 31, 2018, related parties, who are shareholders of the Company, forgave debt, in the amount of $58,450 for payments made on behalf of the Company for operating expenses. The amount has been recognized as a contribution to capital.

During the year ended December 31, 2018, $100,000 originally recorded as a contribution to capital was cancelled and recorded as a convertible note payable (Note 12).

NOTE 14 – INCOME TAXES

The Company operates in the United States and its wholly-owned subsidiaries operate in Malaysia, Hong Kong and China and files tax returns in these jurisdictions.

Income (loss) from continuing operations before income tax expense (benefit) is as follows:

	Year Ended
	December 31,
	2019	2018
Tax jurisdiction from:
United States	$(382,680)	$(165,692)
Foreign	1,350,081	1,378,431
Loss before income taxes	$967,401	$1,212,739

Income tax provision is as follows:

	Year Ended
	December 31,
	2019	2018
Tax jurisdiction from:
United States	$-	$-
Foreign	303,979	236,763
Income taxes	$303,979	$236,763

	December 31,
	2019	2018
Deferred tax assets:
NOL carryforwards
United States	47,574	13,795
Foreign	4,161	4,161
Total	51,735	17,956
Less: valuation allowance	(51,735)	(17,956)
Net deferred tax asset	-	-

	December 31,
	2019	2018
Deferred tax liabilities:
NOL carryforwards
United States	-	-
Foreign	18,035	40,349
Total	18,035	40,349
Less: valuation allowance	-	-
Net deferred tax liabilities	18,035	40,349

The expected approximate income tax rate for 2019 and 2018, for United States is 21%, Hong Kong is 16.5%, the PRC is 25%, and Malaysia is 17% and 18%. The total income tax benefit differs from the expected income tax benefit principally due to the valuation allowance recorded against the deferred tax assets which are principally comprised of net operating losses (“NOLs”) and deferred tax liabilities.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return. The Company provided a full valuation allowance against its deferred tax assets as of December 31, 2019 and 2018. This valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets may not be realized.

The Company has approximately $251,000 of U.S. and foreign carryforwards, the tax effect of which is approximately $51,700 as of December 31, 2019.

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

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company has recorded a full valuation allowance of $51,735and $17,956 for deferred tax assets existing as of December 31, 2019 and 2018, respectively. The valuation allowance as of December 31, 2019 and 2018 is attributable to NOL carryforwards in the United States and foreign jurisdictions.

NOTE 15 - SEGMENTED INFORMATION

At December 31, 2019, the Company operates in two industry segments, health beverage and oil and gas, and two geographic segments, Malaysia and China, where majority current assets and equipment are located.

At December 31, 2019 and 2018, segment assets and liabilities were as follows:

December 31, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$198,916	$6,413,082	$2,322,629	$8,934,627
Non-current assets	3,199,594	-	466,316	3,665,910
Liabilities
Current liabilities	594,891	168,739	1,577,547	2,341,177
Long term liabilities	-	-	18,035	18,035
Net assets	$2,803,619	$6,244,343	$1,193,363	$10,241,325

December 31, 2018	Holding Company	Oil and Gas	Nutritional Services	Health beverage - Discontinued Operation	Total Consolidated
Assets
Current assets	$3,545	$38,020,730	$1,841,282	$-	$39,865,557
Non-current assets	1,219,807	1,981,195	550,140	-	3,751,142
Liabilities
Current liabilities	167,010	32,703,644	1,220,185	-	34,090,839
Long term liabilities	-	-	40,349	-	40,349
Net assets (liabilities)	$1,056,342	$7,298,281	$1,130,888	$-	$9,485,511

For the year ended December 31, 2019 and 2018, segment revenue and net income (loss) were as follows:

Year Ended December 31, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$29,273,552	$513,636	$29,787,188
Cost of goods sold	-	(27,845,382)	(424,644)	(28,270,026)
Operating expenses	(160,678)	(70,878)	(627,565)	(859,121)
Other income (expenses)	(227,408)	(28,863)	565,631	309,360
Provision for income taxes	-	(326,443)	22,464	(303,979)
Net income (loss)	$(388,086)	$1,001,986	$49,522	$663,422

Year Ended December 31, 2018	Holding Company	Oil and Gas	Nutritional Services	Health Beverage - Discontinued Operations	Total Consolidated
Revenue	$-	$35,988,326	$1,082,506	$-	$37,070,832
Cost of goods sold	-	(34,949,798)	(269,367)	-	(35,219,165)
Operating expenses	(102,186)	(43,027)	(578,385)	-	(723,598)
Other income (expenses)	(73,179)	(17,793)	175,642	-	84,670
Provision for income taxes	(1,653)	(221,084)	(14,026)	-	(236,763)
Loss from discontinued operations	-	-	-	457,533	457,533
Net income (loss)	$(177,018)	$756,624	$396,370	$457,533	$1,433,509

NOTE 16 – DISCONTINUED OPERATIONS

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

The following table shows the results of operations of Amuli for the year ended December 31, 2019 and 2018 which are included in the loss from discontinued operations:

	For the Year Ended
	December 31,
	2019	2018
Revenue	$-	$1,916
General and administrative	-	(52,876)
Total Other Income Expenses	-	(8)
Loss from discontinued operations	$-	$(50,968)

The following table summarizes the carrying amounts of the assets and liabilities held for sale as of November 19, 2018,

November 19,
2018
Cash and cash equivalents	$38,468
Accounts receivable	4,736
Total Current assets	43,204
Total Assets	$43,204

Accrued liabilities and other payable	$457,190
Total Current Liabilities	$457,190
Total Liabilities	$457,190

Net assets and liabilities	$(413,986)
Consideration received on disposal	1
Recycling of accumulated other comprehensive income	(71,482)
Contribution by related party	(10,480)
Non-contorting interest	(12,554)
Gain on disposal	$508,501

NOTE 17 – COMMITMENTS AND CONTINGENCIES

In March 2016, the Company entered into office lease agreement. The initial monthly fee was MYR 1,700 and the initial term was 2 years. The Company extended the contract to April 2019 and the monthly fee was amended to MYR 1,800. During the year ended December 31, 2019 and 2018, the Company recorded rent expense of $1,738 and $5,278, respectively.

In September 2018, the Company entered into tenancy agreement. The initial monthly fee was MYR 3,500 and the term was 1 year. The Company extended the contract to December 2019. The tenant shall have the option to renew this agreement for a further period of 1 year. During the year ended December 31, 2019 and 2018, the Company recorded rent expense of $10,139 and $1,734, respectively.

As of December 31, 2019, the Company has not extended these leases and has no future lease payments.

NOTE 18 - SUBSEQUENT EVENTS

On February 24, 2020 Resort Savers, Inc. entered into a Purchase Agreement (the “Agreement”) with Mr. Liu FaKuan (“Seller”), the sole owner of Henan Wandi Mining Product Development Co., Ltd. (“Wandi”), a corporation organized in the People’s Republic of China (“PRC”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company will effect an acquisition of Wandi by acquiring from the Seller all outstanding equity interests of Wandi (the “Acquisition”). Wandi owns 49% of a coal mine known as You Zhou Shenhuo Kuanfa Mining Company Ltd., (the “Mine”), together with Zhengzhou Yuzhong Coal Industry Co., Ltd. (a State-owned enterprise), which owns 51% of the coal mine. Notwithstanding these ownership interests, Wandi is entitled to 100% of the performance derived from the operation of the Mine. Pursuant to the Agreement, in exchange for all of the outstanding shares of Wandi, the Company shall issue 60,000,000 restricted common shares of stock of the Company to the Seller upon the Closing of the Agreement.

