Form 10-Q
period 2020-03-31
Resort Savers, Inc.
filed 2020-05-15
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of May 14, 2020, there were 5,359,540 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED MARCH 31, 2020

RESORT SAVERS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$108,711	$277,629
Accounts receivable, net	1,413,500	548,281
Inventory	7,038,288	7,225,155
Other current assets	83,988	883,562
Total Current Assets	8,644,487	8,934,627
Property and equipment, net	508,546	466,316
Goodwill	3,199,594	3,199,594
TOTAL ASSETS	$12,352,627	$12,600,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,366,569	$1,461,971
Accrued liabilities and other payables	144,712	85,834
Convertible notes, net of unamortized discounts	87,228	19,864
Due to related parties	426,363	253,581
Derivative liabilities	690,313	356,395
Tax payable	23,654	163,532
Total Current Liabilities	2,738,839	2,341,177

Convertible notes non-current, net of unamortized discounts	-	155,570
Deferred tax liabilities	17,091	18,035
TOTAL LIABILITIES	2,755,930	2,514,782

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 5,209,881 shares issued and outstanding	521	521
Additional paid-in capital	8,936,263	8,936,263
Retained earnings	1,336,697	1,654,947
Accumulated other comprehensive loss	(676,784)	(505,976)
Total shareholders’ equity	9,596,697	10,085,755
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,352,627	$12,600,537

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenue	$925,657	$14,781,045
Cost of goods sold	857,567	14,169,390
Gross Profit	68,090	611,655

Operating Expenses
General and administrative	107,408	182,744
Professional fees	175,444	26,245
Total Operating Expenses	282,852	208,989

(Loss) Income From Operations	(214,762)	402,666

Other (Expense) Income
Other income	64,799	134
Interest expense	(75,973)	-
Change in fair value of derivative liabilities	(88,918)	-
Total Other (Expense) Income	(100,092)	134

(Loss) Income Before Income Taxes	(314,854)	402,800
Provision for income taxes	(3,396)	(131,311)
Net (loss) Income	$(318,250)	$271,489

Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(170,808)	147,999
Total Comprehensive (Loss) Income	$(489,058)	$419,488

Basic and Diluted (Loss) Gain per Common Share	$(0.06)	$0.05
Basic and Diluted Weighted Average Common Shares Outstanding	$5,209,881	$5,209,762

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

Three Months Ended March 31, 2020

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Stockholders’ Equity

Balance - December 31, 2019	5,209,881	$521	$8,936,263	$1,654,947	$(505,976)	$10,085,755

Net loss	-	-	-	(318,250)	-	(318,250)
Other comprehensive loss	-	-	-	-	(170,808)	(170,808)

Balance - March 31, 2020	5,209,881	$521	$8,936,263	$1,336,697	$(676,784)	$9,596,697

Three Months Ended March 31, 2019

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Stockholders’ Equity

Balance - December 31, 2018	5,209,881	$521	$8,936,263	$991,525	$(442,798)	$9,485,511

Net income	-	-	-	271,489	-	271,489
Other comprehensive income	-	-	-	-	147,999	147,999

Balance - March 31, 2019	5,209,881	$521	$8,936,263	$1,263,014	$(294,799)	$9,904,999

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(318,250)	$271,489
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	23,513	24,027
Amortization of debt discount	66,794	-
Change in fair value of derivative liabilities	88,918	-
Changes in operating assets and liabilities:
Amount due from related parties	-	(784,101)
Accounts receivable	(888,423)	26,771,083
Inventories	(18,781)	(1,525,401)
Other current assets	797,182	(45,158)
Accounts payable	71,281	(26,165,313)
Deferred revenue	-	(11,413)
Amount due to related parties	24,068	-
Tax payable	(138,275)	(19,474)
Accrued liabilities and other payable	63,361	1,392,750
Net cash used in operating activities	(228,612)	(91,511)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(92,342)	-
Net cash used in investing activities	(92,342)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	90,000	-
Loans from related parties	110,765	11,237
Repayments of loans from related parties	(47,545)	(2,489)
Net cash provided by financing activities	153,220	8,748

Effects on changes in foreign exchange rate	(1,182)	5,894

Net change in cash and cash equivalents	(168,916)	(76,869)
Cash and cash equivalents - beginning of period	277,627	257,391
Cash and cash equivalents - end of period	$108,711	$180,522

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$136,424	$45,485

Non-Cash Investing and Financing Activity:
Derivative liability recognized as debt discount	$245,000	$-

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Notes to the Consolidated Financial Statements

March 31, 2020

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

In the opinion of the company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of March 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 6, 2020.

Principles of Consolidation

At March 31, 2020, the principal subsidiaries of the Company were listed as follows:

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

Tieshan Oil

During the three months ended March 31, 2020, one customer accounted for 95% of revenues.

As of March 31, 2020 and December 31, 2019, one customer accounted for approximately 99% and 99% of accounts receivable, one vendor accounted for approximately 11% and 0% of accounts payable, respectively.

Admall

As of March 31, 2020 and December 31, 2019, one vendor accounted for approximately 87% and 91% of accounts payable, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of March 31, 2020 and December 31, 2019. As at March 31, 2020 and December 31, 2019, the Company had accounts receivable of $1,413,500 and $548,281, respectively.

NOTE 5 – INVENTORIES

Inventories at March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,
	2020	2019

Finished goods	$7,038,288	$7,225,155

NOTE 6 – PROPERTYAND EQUIPMENT

Plant and equipment at March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,
	2020	2019
Cost:
Computer and software	$73,912	$77,995
Furniture and fittings	7,574	4,369
Motor Vehicles	46,340	-
Renovation	39,635	-
Office equipment	5,556	5,863
Plant and machinery	741,679	780,904
	914,696	869,131
Less: accumulated depreciation	(406,150)	(402,815)
Equipment, net	$508,546	$466,316

During the three months ended March 31, 2020 and 2019, the Company recorded depreciation of $23,513 and $24,027, respectively.

NOTE 7 –ACCRUED LIABILITIES AND OTHER PAYABLE

The Company’s accounts payable and accrued liabilities consist of the followings:

	March 31,	December 31,
	2020	2019
Accrued expenses	$-	$-
Accrued salary	23,635	18,761
Accrued interest	14,758	5,579
Deposit received	10,195	10,759
Other payables	96,124	50,735
	$144,712	$85,834

NOTE 8 - CONVERTIBLE NOTE

At March 31, 2020 and December 31, 2019, convertible loans consisted of the following:

	March 31,	December 31,
	2020	2019
Convertible Notes - originated in September 18, 2019	$158,000	$158,000
Convertible Notes - originated in November 20, 2019	125,000	125,000
Convertible Notes - originated in November 22, 2019	55,000	55,000
Convertible Notes - originated in February 19, 2020	122,750	-
Total convertible notes payable	460,750	338,000
Less: Unamortized debt discount	(363,522)	(162,566)
Total convertible notes	97,228	175,434
Less: current portion of convertible notes	97,228	19,864
Long-term convertible notes	$-	$155,570

For the three months ended March 31, 2020 and 2019, the interest expense on convertible notes was $9,179 and $0, and amortization of discount, including interest expense, of $66,794 and $0, respectively. As of March 31, 2020 and December 31, 2019, the accrued interest was $14,758 and $5,579, respectively.

Convertible Notes – Issued during the three months ended March 31, 2020

During the three months ended March 31, 2020, the Company issued a total principal amount of $112,750 convertible note for cash proceeds of $90,000. The terms of convertible note are summarized as follows:

•	Term: 10 months;
•	Annual interest rates: 12%;
•	Convertible at the option of the holders at any time;
•	Conversion prices are based on discounted (35% - 50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the three months ended March 31, 2020 amounted to $333,918. $245,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $88,918 was recognized as a “day 1” derivative loss.

NOTE 9 – WARRANTS

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2019	112,500	$1.67
Granted	-	-
Reset feature	220,898	0.62
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, March 31, 2020	333,398	$0.62

During the year ended December 31, 2019, the Company issued warrants with convertible notes. Each warrant is immediately exercisable into one share of common stock at a price ranging from $1.25 to $5.00 per share. The warrants will expire on the three (3) year anniversary of the issuance date. As a result of the reset features, the warrants increased by 220,898 for the period ended March 31, 2020, and the total warrants exercisable into 333,398 shares of common stock at a weighted average exercise price of $0.62 per share as of March 31, 2020. The reset feature of warrants was effective at the time that a separate convertible instrument with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative. (See Note 10).

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2020.

Warrants Outstanding			Warrants Exercisable
Number of	Contractual life		Number of
Shares	(in years)	Exercise Price	Shares	Exercise Price
203,252	2.64	$0.62	203,252	$0.62
130,146	2.65	$0.62	130,146	$0.62

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at March 31, 2020 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of March 31, 2020 is $225,044.

NOTE 10 – DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the March 31, 2020 and December 31, 2019:

	Three Months Ended	Year ended
	March 31,	December 31,
	2020	2019
Expected term	0.64 - 2.65 years	0.89 - 3.00 years
Expected average volatility	229% - 368%	175% - 272%
Expected dividend yield	-	-
Risk-free interest rate	0.20% - 1.47%	1.55% - 1.62%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2019	$356,395
Addition of new derivatives recognized as debt discounts	245,000
Addition of new derivatives recognized as loss on derivatives	88,918
Balance - March 31, 2020	$690,313

The following table summarizes the loss on derivative liability included in the income statement for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended
	March 31,
	2019	2018
Day one loss due to derivative liabilities on convertible notes	$88,918	$-

NOTE 11 - STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of March 31, 2020:

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

During the three months ended March 31, 2020, there were no issuances of common stock.

As at March 31, 2020 and December 31, 2019, the Company had 5,209,881 common shares issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 12 – RELATED PARTY TRANSACTIONS

Due to related party

As of March 31, 2020 and December 31, 2019, the Company recorded due to related parties as follows. The loan is non-interest bearing and due on demand.

	March 31,	December 31,
	2020	2019
Loan from directors	$301,820	$142,480
Loan from related party	124,543	111,101
	$426,363	$253,581

NOTE 13 - SEGMENTED INFORMATION

At March 31, 2020, the Company operates in two industry segments, health beverage and oil and gas, and two geographic segments, Malaysia and China, where majority current assets and equipment are located.

Segment assets and liabilities as of March 31, 2020 and December 31, 2019 were as follows:

March 31, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$141,675	$6,350,596	$2,152,216	$8,644,487
Non-current assets	3,199,594	-	508,546	3,708,140
Liabilities
Current liabilities	1,033,636	151,431	1,553,772	2,738,839
Long term liabilities	-	-	17,091	17,091
Net assets	$2,307,633	$6,199,165	$1,089,899	$9,596,697

December 31, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$198,916	$6,413,082	$2,322,629	$8,934,627
Non-current assets	3,199,594	-	466,316	3,665,910
Liabilities
Current liabilities	594,891	168,739	1,577,547	2,341,177
Long term liabilities	-	-	18,035	18,035
Net assets	$2,803,619	$6,244,343	$1,193,363	$10,241,325

Segment revenue and net income (loss) for the three months ended March 31, 2020 and 2019 were as follows:

Three Months Ended March 31, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$882,911	$42,746	$925,657
Cost of goods sold	-	(804,044)	(53,523)	(857,567)
Operating expenses	(175,588)	(10,946)	(96,318)	(282,852)
Other income (expenses)	(164,891)	-	64,799	(100,092)
Provision for income taxes	-	(3,396)	-	(3,396)
Net income (loss)	$(340,479)	$64,525	$(42,296)	$(318,250)

Three Months Ended March 31, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$14,664,803	$116,242	$14,781,045
Cost of goods sold	-	(14,118,726)	(50,664)	(14,169,390)
Operating expenses	(5,687)	(20,834)	(182,468)	(208,989)
Other income	-	-	134	134
Provision for income taxes	-	(131,311)	-	(131,311)
Net income (loss)	$(5,687)	$393,932	$(116,756)	$271,489

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Company issued 149,659 shares of common stock per conversion notices from convertible noteholders.

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

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports and other information with the SEC. The SEC maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Quarterly Highlights

On February 24, 2020 the Company entered into a Purchase Agreement (the “Agreement”) with Mr. Liu FaKuan (“Seller”), the sole owner of Henan Wandi Mining Product Development Co., Ltd. (“Wandi”), a corporation organized in the People’s Republic of China (“PRC”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company will effect an acquisition of Wandi by acquiring from the Seller all outstanding equity interests of Wandi (the “Acquisition”). Wandi owns 49% of a coal mine known as You Zhou Shenhuo Kuanfa Mining Company Ltd., (the “Mine”), together with Zhengzhou Yuzhong Coal Industry Co., Ltd. (a State-owned enterprise), which owns 51% of the coal mine. Notwithstanding these ownership interests, Wandi is entitled to 100% of the performance derived from the operation of the Mine. Pursuant to the Agreement, in exchange for all of the outstanding shares of Wandi, the Company shall issue 60,000,000 restricted common shares of stock of the Company to the Seller upon the Closing of the Agreement.

The Closing of the Agreement has not occurred as of March 31, 2020. Subject to the successful completion of the due diligence of both parties, the Company anticipates final closing of the Agreement in second quarter of 2020.

During the first quarter of 2020, the Company has also been exploring the acquisition of 100% ownership in a European business entity (the ‘Target Entity”) with assets and products that control the spread of infectious viral and bacterial diseases. The Target Entity owns patents for proprietary technologies that cover both disinfecting solutions and delivery systems, presently markets and sells products in Europe and South America, has an existing revenue stream, and owns over 25 patents among its assets. On May 13, 2020, the Company issued a press release describing the execution of a term sheet to acquire 100% of the Target Entity. Subject to the completion of due diligence and closing terms, the Company anticipates final closing on this acquisition during the second or third quarter of 2020.

COVID-19 Impacts and Effects

COVID-19, a viral pandemic, has affected the international community, public health, and financial markets throughout the world. Similarly, this public health crisis has impacted the Company, its operations, and the results of those business activities. Due to the location of the Company’s segmented business activities—in China and Malaysia—the virus has had a significant impact as it reportedly began spreading from Southeast Asia.

During these unprecedented times, our priority has been, and continues to be, the health, safety and sustainability of our employees, customers, communities, and our marketplace. We have responded quickly to the crisis to drive as much business as possible to e-commerce and telecommunication portals. We will continue to support the local communities and our customers that are struggling with this uncertain and difficult time period.

For the first quarter of 2020, like most businesses, we experienced a swift change in customer behavior during February and March when the pandemic took hold throughout China and Malaysia. Initially, we observed a decrease in business activity in both of our operational segments as news of the pandemic upended typical routines and there was considerable uncertainty about what day-to-day life would be like.

Exiting the first quarter, we are confident that our ability to manage our business profitably while competing aggressively has not changed. We anticipate that the e-commerce applications of our nutritional services business are extremely well-positioned for growth in these uncertain times and questionable employment circumstances. Similarly, we are confident that the Wandi Purchase Agreement, that was entered into during the first quarter of 2020 (and which we anticipate will be closed during the second quarter), will add to our revenues and profitability. The acquisition of the Target Entity—which was announced on May 13, 2020, and which holds proprietary technologies and patents related to disinfecting solutions and delivery systems—will also enhance our revenues and profitability, especially considering the COVID-19 viral pandemic.

As business and social conditions normalize, we expect to return the Company to pursue additional growth and profit trajectories we were on before COVID-19. We remain bullish on our industries, long-term competitive strategies, and continued growth.

Overview

Resort Savers, Inc. was incorporated in the State of Nevada on June 25, 2012. At March 31, 2020, the Company was authorized to issue 1,000,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”), and 15,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). The Company now operates on a fiscal year ending on December 31. Resort Savers has limited cash on hand at present. The Company has never declared bankruptcy, been in receivership, or been involved in any kind of legal proceeding.

Shares

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

On March 31, 2020, the closing price of our Common Stock as reported by the OTC Markets was $1.29 per share.

As of March 31, 2020, there were approximately 235 stockholders of record and an aggregate of 5,209,881 shares of our Common Stock were issued and outstanding.

Plan of Operation

Since inception, the Company has incurred significant losses and relied upon capital raised from affiliates and third parties. The Company makes investments and acquisitions into a diverse range of markets and industries throughout the world.

In light of our operations of Tieshan Oil and Admall, we anticipate generating additional revenues from the operations of these entities during the next 12 months. Similarly, we are confident that we can generate additional revenue from the operations of Wandi, following closing of the purchase agreement described herein. Notwithstanding these facts, in light of our ongoing expenses, our management cannot provide any assurances that such revenue will be sufficient to cover all of our expenses or that our Company will ever operate profitably.

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

Results of Operations

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. In addition, you are urged to read this report in conjunction with the risk factors described herein.

Our operations for the three months ended March 31, 2020 and 2019 are outlined below:

Three months ended March31, 2020 compared to three months ended March 31, 2019

	Three Months Ended
	March 31,		Change
	2020	2019	Amount
Revenue	$925,657	$14,781,045	$(13,855,388)
Cost of Goods Sold	$857,567	$14,169,390	$(13,311,823)
Gross profit	$68,090	$611,655	$(543,565)
Operating expenses	$282,852	$208,989	$73,863
Other income (expense)	$(100,092)	$134	$(100,226)
Provision for income taxes	$(3,396)	$(131,311)	$127,915
Net income (loss)	$(318,250)	$271,489	$(589,739)

The revenue for the three months ended March 31, 2020 decreased by $13,855,388 to $925,657 compared with the same period in 2019. The decrease is mainly due to the effects of COVID-19 causing a decrease in sales in this period.

Cost of goods sold for the three months ended March 31, 2020 decreased by $13,311,823 to $857,567 compared with the same period in 2019. The decrease is mainly due to the effects of COVID-19 causing a decrease in Revenue in this period.

Net loss for the three months ended March 31, 2020 was $318,250 compared to net income of $271, 489 in the same period in 2019. The change is mainly due to the effects of COVID-19 causing a decrease in sales and gross profit and a loss on change in fair value of derivative liability.

For the three months ended March 31, 2020 and 2019 our results of operations segment, are as follows:

Three Months Ended March 31, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$882,911	$42,746	$925,657
Cost of goods sold	-	(804,044)	(53,523)	(857,567)
Operating expenses	(175,588)	(10,946)	(96,318)	(282,852)
Other income (expenses)	(164,891)	-	64,799	(100,092)
Provision for income taxes	-	(3,396)	-	(3,396)
Net income (loss)	$(340,479)	$64,525	$(42,296)	$(318,250)

Period Ended March 31, 2019	Holding Company	Oil and Gas	Nutritional Services	Total Consolidated
Revenue	$-	$14,664,803	$116,242	$14,781,045
Cost of goods sold	-	(14,118,726)	(50,664)	(14,169,390)
Operating expenses	5,687)	(20,834)	(182,468)	(208,989)
Other income (expenses)	-	-	134	134
Provision for income taxes	-	(131,311)	-	(131,311)
Loss from discontinued operations	-	-	-	-
Net income (loss)	$(5,687)	$393,932	$(116,756)	$271,489

Holding Company

Operating expense mainly consists of professional fees for ongoing regulatory requirements. The increase in operating expense is primarily due to an increase in accounting, legal and consulting services.

Other expenses mainly consist of interest expense and change in fair value of derivative liability from convertible notes.

Oil and Gas

	Three Months Ended
	March 31,		Change
	2020	2019	Amount
Revenue	$882,911	$14,664,803	$(13,781,892)
Cost of goods sold	$(804,044)	$(14,118,726)	$13,314,682
Gross profit	$78,867	$546,077	$(467,210)
Operating expenses	$(10,946)	$(20,834)	$9,888
Other income (expense)	$-	$-	$-
Provision for income taxes	$(3,396)	$(131,311)	$127,915
Net income	$64,525	$393,932	$(329,407)

The decrease in revenue is primarily due to the COVID-19 lockdown. The decrease in cost of goods sold is primarily due to a decrease in revenue. The percentage of gross profit increased from 3.7% in 2019 to 8.9% in 2020 is primarily due to an increase in sales price.

Nutritional Services

	Three Months Ended
	March 31,		Change
	2020	2019	Amount
Revenue	$42,746	$116,242	$(73,496)
Cost of goods sold	$(53,523)	$(50,664)	$(2,859)
Gross profit	$(10,777)	$65,578	$(76,355)
Operating expenses	$(96,318)	$(182,468)	$86,150
Other income (expense)	$64,799	$134	$64,665
Provision for income taxes	$-	$-	$-
Net loss	$(42,296)	$(116,756)	$74,460

Liquidity and Capital Resources

The following tables provide selected financial data about our company as of March 31, 2020 and December 31, 2019, respectively.

Working Capital

	March 31,	December 31,	Change
	2020	2019	Amount
Cash	$108,711	$277,629	$(168,918)

Current Assets	$8,644,487	$8,934,627	$(290,140)
Current Liabilities	$2,738,839	$2,341,177	$397,662
Working Capital	$5,905,648	$6,593,450	$(687,802)

The decrease in working capital was primarily attributed an increase in current liabilities and a decrease in current assets. The decrease in current assets was primarily attributed to a decrease in cash and other current assets offset by an increase in accounts receivable. The increase in current liabilities was primarily attributed to an increase in derivative liability and due to related parties.

Cash Flow

	Three Months Ended
	March 31,		Change
	2020	2019	Amount
Cash Flows used in operating activities	$(228,612)	$(91,511)	$(137,101)
Cash Flows used in investing activities	$(92,342)	$-	$(92,342)
Cash Flows provided by financing activities	$153,220	$8,748	$144,472
Effects on changes in foreign exchange rate	$(1,182)	$5,894	$(7,076)
Net change in cash during period	$(168,916)	$(76,869)	$(92,047)

Cash Flow from Operating Activities

During the three months ended March 31, 2020, our Company used $228,612 in operating activities, compared to $91,511 used in operating activities during the three months ended March 31, 2019. The increase in cash used in operation activities is primarily due to a net loss in 2020.

Cash Flow from Investing Activities

During the three months ended March 31, 2020, we had $92,342 used in purchase of property and equipment. During the three months ended March 31, 2019, we used no cash for investing activities.

Cash Flow from Financing Activities

During the three months ended March 31, 2020 and 2019, our Company received $153,220 and $8,748 in financing activities, respectively. For the three months ended March 31, 2020, the Company received $90,000 from convertible notes and $110,765 from loans from related parties, and repaid loans from related parties for $47,545. For the three months ended March 31, 2019, the Company received $11,237 from loans from related parties and repaid loans from related parties for $2,489.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*	Filed herewith.
**	Deemed furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESORT SAVERS, INC.
(Registrant)

Dated: May 15, 2020	/s/ DS Chang
Ding-Shin “DS” Chang
President, Chief Executive Officer and Director
(Principal Executive Officer)

