Form 10-Q
period 2020-06-30
Resort Savers, Inc.
filed 2020-08-19
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

As of August 18, 2020, there were 96,740,868 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

PERIOD ENDED JUNE 30, 2020

RESORT SAVERS, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$74,897	$277,629
Accounts receivable, net	6,414,569	548,281
Inventory	7,139,320	7,225,155
Other current assets	939,806	883,562
Total Current Assets	14,568,592	8,934,627

Property and equipment, net	535,877	466,316
Goodwill	3,199,594	3,199,594
TOTAL ASSETS	$18,304,063	$12,600,537

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,331,810	$1,461,971
Accrued liabilities and other payables	117,825	85,834
Convertible notes, net of unamortized discounts	161,101	19,864
Loan payable	8,101	-
Due to related parties	423,566	253,581
Derivative liabilities	3,291,951	356,395
Tax payable	22,338	163,532
Total Current Liabilities	11,356,692	2,341,177

Convertible notes non-current, net of unamortized discounts	60,159	155,570
Loan payable - non-current	39,335	-
Deferred tax liabilities	17,216	18,035
TOTAL LIABILITIES	11,473,402	2,514,782

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Series A Preferred stock, $0.0001 par value; 1,500,000 shares designated; 1,500,000 and 0 shares issued and outstanding, respectively	150	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 82,558,368 and 5,209,881 shares issued and outstanding, respectively	8,256	521
Additional paid-in capital	38,237,403	8,936,263
Subscription receivable	(24,522,000)	-
Retained earnings (deficit)	(6,242,025)	1,654,947
Accumulated other comprehensive loss	(651,123)	(505,976)
Total shareholders' equity	6,830,661	10,085,755
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,304,063	$12,600,537

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$4,439,890	$8,089,898	$5,365,547	$22,870,943
Cost of goods sold	4,369,059	7,808,756	5,226,626	21,978,146
Gross Profit	70,831	281,142	138,921	892,797

Operating Expenses
General and administrative	2,166,617	168,337	2,274,025	351,081
Professional fees	389,363	28,670	564,807	54,915
Total Operating Expenses	2,555,980	197,007	2,838,832	405,996

(Loss) Income from Operations	(2,485,149)	84,135	(2,699,911)	486,801

Other Income (Expense)
Other income	-	7,377	64,799	7,511
Interest expense	(210,504)	(28,863)	(286,477)	(28,863)
Change in fair value of derivative liabilities	(2,870,558)	-	(2,959,476)	-
Total Other Expense	(3,081,062)	(21,486)	(3,181,154)	(21,352)

(Loss) Income Before Income Taxes	(5,566,211)	62,649	(5,881,065)	465,449
Provision for income taxes	(13,138)	(66,410)	(16,534)	(197,721)
Net (Loss) Income	$(5,579,349)	$(3,761)	$(5,897,599)	$267,728

Dividend on Series A Preferred Stock	(1,999,373)	-	(1,999,373)	-
Net (loss) income attributable to common stockholders	$(7,578,722)	$(3,761)	$(7,896,972)	$267,728

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	25,661	(146,305)	(145,147)	1,694
Total Comprehensive (Loss) Income	$(7,553,061)	$(150,066)	$(8,042,119)	$269,422

Basic and Diluted (Loss) Income per Common Share	$(0.33)	$(0.00)	$(0.56)	$0.05
Basic and Diluted Weighted Average Common Shares Outstanding	$23,070,367	$5,209,762	$14,140,124	$5,209,762

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Three and Six Months Ended June 30, 2020

								Accumulated
	Series A Preferred Stock		Common Stock		Additional		Retained	Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription receivable	Earnings (Deficit)	Comprehensive Loss	Stockholders' Equity

Balance - December 31, 2019	-	$-	5,209,881	$521	$8,936,263	$-	$1,654,947	$(505,976)	$10,085,755

Net loss	-	-	-	-	-		(318,250)	-	(318,250)
Other comprehensive loss	-	-	-	-	-		-	(170,808)	(170,808)

Balance - March 31, 2020	-	$-	5,209,881	$521	$8,936,263	$-	$1,336,697	$(676,784)	$9,596,697

Common stock issued for acquisition of Wandi	-	-	60,000,000	6,000	24,516,000	(24,522,000)	-	-	-
Common stock issued for conversion of debt	-	-	1,291,868	129	394,393		-	-	394,522
Common stock issued for services	-	-	9,150,000	915	222,510		-	-	223,425
Common stock issued for services - related party	1,500,000	150	4,700,000	470	2,058,754		-	-	2,059,374
Common stock issued for Settlement of debt	-	-	2,206,619	221	110,110		-	-	110,331
Beneficial conversion feature	-	-	-	-	1,999,373		-	-	1,999,373
Deemed dividend on amortization of beneficial conversion feature on Series A Preferred shares	-	-	-	-			(1,999,373)	-	(1,999,373)
Net loss	-		-	-	-		(5,579,349)	-	(5,579,349)
Other comprehensive income	-		-	-	-		-	25,661	25,661

Balance - June 30, 2020	1,500,000	$150	82,558,368	$8,256	$38,237,403	$(24,522,000)	$(6,242,025)	$(651,123)	$6,830,661

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Three and Six Months Ended June 30, 2019

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

RESORT SAVERS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,897,599)	$267,728
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	49,457	46,297
Stock based compensation	2,282,799	-
Amortization of debt discount	248,678	-
Change in fair value of derivative liabilities	2,959,476	-
Penalty interest	15,000	-
Changes in operating assets and liabilities:
Amount due from related parties	-	(791,875)
Accounts receivable	(5,903,391)	26,068,291
Inventories	(90,918)	(5,785,524)
Other current assets	(69,246)	(12,895)
Accounts payable	6,056,625	(21,207,233)
Deferred revenue	-	(5,307)
Amount due to related parties	31,568	-
Tax payable	(138,640)	(126,521)
Accrued liabilities and other payable	38,019	1,258,458
Net cash used in operating activities	(418,172)	(288,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(83,032)	-
Net cash used in investing activities	(83,032)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	38,756
Repayment of loan	(1,177)	-
Proceeds from convertible notes	150,000	-
Loans from related parties	222,298	74,194
Repayments of loans from related parties	(70,574)	(2,489)
Net cash provided by financing activities	300,547	110,461

Effects on changes in foreign exchange rate	(2,073)	(26,404)

Net change in cash and cash equivalents	(202,730)	(204,524)
Cash and cash equivalents - beginning of period	277,627	257,391
Cash and cash equivalents - end of period	$74,897	$52,867

Supplemental Cash Flow Disclosures
Cash paid for interest	$203	$-
Cash paid for income taxes	$149,500	$311,467

Non-Cash Investing and Financing Activity:
Common stock issued for settlement of debt - related party	$110,331	$-
Common stock issued for conversion of debt	$394,393	$-
Beneficial conversion feature	$1,999,373	$-
Derivative liability recognized as debt discount	$245,000	$-
Acquisition of Motor Vehicle for hire purchase loan	$49,424	$-
Subscription receivable for acquisition of Wandi	$24,522,000	$-

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Notes to the Consolidated Financial Statements

June 30, 2020

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

In the opinion of the company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of June 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 6, 2020.

Principles of Consolidation

At June 30, 2020, the principal subsidiaries of the Company were listed as follows:

Entity Name	Acquisition Date	Ownership	Jurisdiction	Investments Held By	Nature of Operation	Fiscal Year
Admall Sdn. Bhd.	May 16, 2018	100%	Malaysia	RSSV	Nutritional Services	December 31
Xing Rui International Investment Holding Group Co., Ltd. (“Xing Rui”)	December 22, 2014	100%	Seychelles	RSSV	Holding Company	January 31
Xing Rui International Investment Group Ltd. (“Xing Rui HK”)	December 22, 2014	100%	Hong Kong, the PRC	Xing Rui	Holding Company	January 31
Huaxin Changrong (Shenzhen) Technology Service Co., Ltd. (“Huaxin”) *	August 27, 2015	100%	the PRC	Xing Rui	Holding Company	December 31
Beijing Yandong Tieshan Oil Products Co., Ltd. (“Tieshan Oil”) *	January 29, 2016	51%	the PRC	Huaxin	Trading of oil products	December 31
	May 16, 2018	49%		RSSV

__________

*	The English names used are translated only.

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

Tieshan Oil

During the six months ended June 30, 2020, one customer accounted for 99% of revenues.

During the six months ended June 30, 2020, one vendor accounted for 99% of purchase.

As of June 30, 2020 and December 31, 2019, one customer accounted for approximately 22% and 99% of accounts receivable, one vendor accounted for approximately 82% and 0% of accounts payable, respectively.

Admall

As of June 30, 2020 and December 31, 2019, one vendor accounted for approximately 16% and 91% of accounts payable, respectively.

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

For the six months ended June 30, 2020 and 2019, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,	June 30,
	2020	2019
Convertible notes	23,518,689	-
Warrant	16,890,517	-
Series A Preferred Stock	150,000,000	-
	190,409,206

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of June 30, 2020 and December 31, 2019. As at June 30, 2020 and December 31, 2019, the Company had accounts receivable of $6,414,569 and $548,281, respectively.

NOTE 5 – INVENTORIES

Inventories at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019

Finished goods	$7,139,320	$7,225,155

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019
Cost:
Computer and software	$74,454	$77,995
Furniture and fittings	7,630	4,369
Motor Vehicles	59,481	-
Renovation	76,831	-
Office equipment	5,660	5,863
Plant and machinery	746,911	780,904
	970,967	869,131
Less: accumulated depreciation	(435,090)	(402,815)
Property and equipment, net	$535,877	$466,316

During the six months ended June 30, 2020 and 2019, the Company recorded depreciation of $49,457 and $46,297, respectively.

NOTE 7–ACCRUED LIABILITIES AND OTHER PAYABLE

The Company’s accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2020	2019
Accrued salary	$25,091	$18,761
Accrued interest	25,428	5,579
Deposit received	10,269	10,759
Other payables	57,037	50,735
	$117,825	$85,834

NOTE 8 - CONVERTIBLE NOTES

At June 30, 2020 and December 31, 2019, convertible notes consist of the following:

	June 30,	December 31,
	2020	2019
Convertible Notes - originated in September 18, 2019	$65,000	$158,000
Convertible Notes - originated in November 20, 2019	100,040	125,000
Convertible Notes - originated in November 22, 2019	50,108	55,000
Convertible Notes - originated in February 19, 2020	127,750	-
Convertible Notes - originated in June 1, 2020	63,000	-
Total convertible notes payable	405,898	338,000
Less: Unamortized debt discount	(184,638)	(162,566)
Total convertible notes	221,260	175,434
Less: current portion of convertible notes	161,101	19,864
Long-term convertible notes	$60,159	$155,570

For the six months ended June 30, 2020 and 2019, the interest expense on convertible notes was $37,599 and $0, and amortization of discount, including interest expense, of $248,678 and $0, respectively. As of June 30, 2020 and December 31, 2019, the accrued interest was $25,428 and $5,579, respectively.

Conversion

During the six months ended June 30, 2020, the Company converted notes with principal amounts and accrued interest of $125,603 into 1,291,868 shares of common stock. The corresponding derivative liability at the date of conversion of $268,920 was credited to additional paid in capital.

Convertible Notes – Issued during the year ended December 31, 2020

During the six months ended June 30, 2020, the Company issued a total principal amount of $175,750 convertible note for cash proceeds of $150,000. The terms of convertible note are summarized as follows:

•	Term: 10 months;
•	Annual interest rates: 8% or 12%;
•	Convertible at the option of the holders at any time;
•	Conversion prices are based on discounted (35% - 50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.
•

Certain note allows the principal amount will increase by $15,000 and the discount rate of conversion price will decrease by 20% if the conversion price is less than $$0.10. As a result, the discount rate of conversion price changed from 50% to 70% and the Company recognized the penalty of $15,000 and recorded principal amount of $15,000.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the six months ended June 30, 2020 amounted to $333,918. $245,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $88,918 was recognized as a “day 1” derivative loss.

NOTE 9 – WARRANTS

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2019	116,500	$1.67
Granted	-	-
Reset feature	16,774,017	0.012
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, June 30, 2020	16,890,517	$0.012

During the year ended December 31, 2019, the Company issued warrants with convertible notes. Each warrant is immediately exercisable into one share of common stock at a price ranging from $1.25 to $5.00 per share. The warrants will expire on the three (3) year anniversary of the issuance date. As a result of the reset features, the warrants increased by 16,774,017 for the period ended June 30, 2020, and the total warrants exercisable into 16,890,517 shares of common stock at a weighted average exercise price of $0.012 per share as of June 30, 2020. The reset feature of warrants was effective at the time that a separate convertible instrument with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative. (See Note 12).

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2020.

Warrants Outstanding			Warrants Exercisable
Number of	Contractual life		Number of
Shares	(in years)	Exercise Price	Shares	Exercise Price
10,175,010	2.39	$0.012	10,175,010	$0.012
6,715,507	2.40	$0.012	6,715,507	$0.012

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2020 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of June 30, 2020 is $1,234,950.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the June 30, 2020 and December 31, 2019:

	Six Months Ended	Year ended
	June 30,	December 31,
	2020	2019
Expected term	0.39 - 2.40 years	0.89 - 3.00 years
Expected average volatility	268% - 368%	175% - 272%
Expected dividend yield	-	-
Risk-free interest rate	0.15% - 1.47%	1.55% - 1.62%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2019	$356,395
Addition of new derivatives recognized as debt discounts	245,000
Addition of new derivatives recognized as loss on derivatives	88,918
Settled on issuance of common stock	(268,920)
Gain on change in fair value of the derivative	2,870,558
Balance - June 30, 2020	$3,291,951

The following table summarizes the loss on derivative liability included in the income statement for the six months ended June 30, 2020 and 2019, respectively.

	Six Months Ended
	June 30,
	2020	2019
Day one loss due to derivative liabilities on convertible notes	$88,918	$-
Loss on change in fair value of the derivative liabilities	2,870,558	-
	$2,959,476	$-

NOTE 11 - STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of June 30, 2020:

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

Series A Preferred Stock

The Company is designated to issue 1,500,000 shares of Series A Preferred Stock at a par value of $0.0001. The Series A Preferred Stock shall have liquidation preference over any other class of stock and voting rights on the basis of one hundred votes for each shares of Series A Preferred Stock. The Preferred Stock can be converted to common stock, at a conversion rate of 100 common shares for each preferred stock. The Company evaluated the conversion feature and concluded that it did not qualify as a derivative transaction. The Company evaluated the convertible preferred stock under FASB ACS 470-20-30 and recorded a beneficial conversion feature of $1,999,373 as deemed dividend.

During the six months ended June 30, 2020, the Company issued 1,500,000 shares of Series A Preferred Stock to our office for compensation valued at $1,999,373.

As at June 30, 2020 and December 31, 2019, the Company had 1,500,000 and 0 preferred shares issued and outstanding.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the six months ended June 30, 2020, the Company issued 137,448,487 shares of common stock as follows;

•	1,291,868 shares for conversion of debt of $125,603

•	60,000,000 shares valued at $24,522,000 for acquisition of Wandi

•	9,350,000 shares valued at $223,445 for services

•	4,500,000 shares to related parties valued at $59,981 for services

•	2,206,619 shares to a related party for settlement of debt of $110,331

As at June 30, 2020 and December 31, 2019, the Company had 82,558,368 and 5,209,881 common shares issued and outstanding.

Subscription receivable

On February 24, 2020 the Company entered into a Purchase Agreement (the “Agreement”) with Mr. Liu FaKuan (“Seller”), the sole owner of Henan Wandi Mining Product Development Co., Ltd. (“Wandi”), a corporation organized in the People’s Republic of China (“PRC”), pursuant to which the Company will effect an acquisition of Wandi by acquiring from the Seller all outstanding equity interests of Wandi. Wandi owns 49% of a coal mine known as You Zhou Shenhuo Kuanfa Mining Company Ltd., (the “Mine”), with Zhengshou Yshong Coal Industry Co., Ltd. (a State-owned enterprise) owning the remaining 51% of the Mine.

Pursuant to the Agreement, the Company issued 60,000,000 restricted common shares of stock of the Company to the Seller, valued at $24,522,000.  The obligations of the parties to complete the acquisition is subject to the fulfillment (or, in some cases waiver) of due diligence and certain closing conditions.  Upon closing of the acquisition Seller shall transfer to Company 100% of the issued and outstanding equity interests of Wandi, which will then become a wholly owned subsidiary of the Company.

As of June 30, 2020, the Company does not have control of Wandi. As a result, the Company determined not to consolidate Wandi and recorded share issuance for acquisition of Wandi as a subscription receivable for $24,522,000, until the common shares of Wandi are delivered.

NOTE 12 – RELATED PARTY TRANSACTIONS

Due to related party

As of June 30, 2020 and December 31, 2019, the Company recorded due to related parties as follows. The loan is non-interest bearing and due on demand.

	June 30,	December 31,
	2020	2019
Loan from directors	$406,119	$142,480
Loan from related party	17,447	111,101
	$423,566	$253,581

NOTE 13 - SEGMENTED INFORMATION

At June 30, 2020, the Company operates in three industry segments, health beverage, oil and gas and mining, and two geographic segments, Malaysia and China, where majority current assets and equipment are located.

Segment assets and liabilities as of June 30, 2020 and December 31, 2019 were as follows:

June 30, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$80,310	$12,293,464	$2,194,818	$14,568,592
Non-current assets	3,199,594	-	535,877	3,735,471
Liabilities
Current liabilities	3,689,373	6,043,111	1,624,208	11,356,692
Long term liabilities	60,159	-	56,551	116,710
Net assets	$(469,628)	$6,250,353	$1,049,936	$6,830,661

December 31, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$198,916	$6,413,082	$2,322,629	$8,934,627
Non-current assets	3,199,594	-	466,316	3,665,910
Liabilities
Current liabilities	594,891	168,739	1,577,547	2,341,177
Long term liabilities	-	-	18,035	18,035
Net assets	$2,803,619	$6,244,343	$1,193,363	$10,241,325

Segment revenue and net income (loss) for the three and six months ended June 30, 2020 and 2019 were as follows:

Six Months Ended June 30, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$5,303,166	$62,381	$5,365,547
Cost of goods sold	-	(5,166,080)	(60,546)	(5,226,626)
Operating expenses	(2,659,638)	(22,509)	(156,685)	(2,838,832)
Other income (expenses)	(3,245,753)	-	64,599	(3,181,154)
Provision for income taxes	-	(16,534)	-	(16,534)
Net income (loss)	$(5,905,391)	$98,043	$(90,251)	$(5,897,599)

Six Months Ended June 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$22,720,499	$150,444	$22,870,943
Cost of goods sold	-	(21,895,396)	(82,750)	(21,978,146)
Operating expenses	(32,136)	(36,431)	(337,429)	(405,996)
Other income (expenses)	-	(28,863)	7,511	(21,352)
Provision for income taxes	-	(197,721)	-	(197,721)
Net income (loss)	$(32,136)	$562,088	$(262,224)	$267,728

Three Months Ended June 30, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$4,420,255	$19,635	$4,439,890
Cost of goods sold	-	(4,362,036)	(7,023)	(4,369,059)
Operating expenses	(2,484,050)	(11,563)	(60,367)	(2,555,980)
Other expenses	(3,080,862)	-	(200)	(3,081,062)
Provision for income taxes	-	(13,138)	-	(13,138)
Net income (loss)	$(5,564,912)	$33,518	$(47,955)	$(5,579,349)

Three Months Ended June 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$8,055,696	$34,202	$8,089,898
Cost of goods sold	-	(7,776,670)	(32,086)	(7,808,756)
Operating expenses	(26,449)	(15,597)	(154,961)	(197,007)
Other income (expenses)	-	(28,863)	7,377	(21,486)
Provision for income taxes	-	(66,410)	-	(66,410)
Net income (loss)	$(26,449)	$168,156	$(145,468)	$(3,761)

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to June 30, 2020, and through August 18, 2020, the Company issued 14,182,500 shares of common stock per conversion notices from convertible noteholders.

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

Quarterly Highlights

On February 24, 2020 the Company entered into a Purchase Agreement (the “Agreement”) with Mr. Liu FaKuan (“Seller”), the sole owner of Henan Wandi Mining Product Development Co., Ltd. (“Wandi”), a corporation organized in the People’s Republic of China (“PRC”), pursuant to which, among other things and subject to the terms and conditions contained therein, the Company will effect an acquisition of Wandi by acquiring from the Seller all outstanding equity interests of Wandi (the “Acquisition”). Wandi owns 49% of a coal mine known as You Zhou Shenhuo Kuanfa Mining Company Ltd., (the “Mine”), together with Zhengzhou Yuzhong Coal Industry Co., Ltd. (a State-owned enterprise), which owns 51% of the coal mine. Notwithstanding these ownership interests, Wandi is entitled to 100% of the performance derived from the operation of the Mine. Pursuant to the Agreement, in exchange for all of the outstanding shares of Wandi, the Company issued 60,000,000 restricted common shares of stock of the Company to the Seller.

The Closing of the Agreement has not occurred as of the date of this filing on Form 10-Q. Subject to the successful completion of the due diligence of both parties, the Company anticipates final closing of the Agreement in the third quarter of 2020.

On May 28, 2020, Resort Savers, Inc. (the "Company") filed a Certificate of Amendment with the Nevada Secretary of State, whereby the Company changed its name to Phoenix Rising Companies, pursuant to and in accordance with Nevada Revised Statutes §78.390. Consistent with this Amendment to the Articles of Incorporation, the Company is preparing and shall file an application for name change and new trading symbol with FINRA.

The Company anticipates that the name change and new trading symbol will be approved by FINRA in the third quarter of 2020. At such time as the Company is assigned a new trading symbol, we will make a subsequent announcement.

During the first quarter of 2020, the Company has also been exploring the acquisition of 100% ownership in a European business entity (the ‘Target Entity”) with assets and products that control the spread of infectious viral and bacterial diseases. The Target Entity owns patents for proprietary technologies that cover both disinfecting solutions and delivery systems, presently markets and sells products in Europe and South America, has an existing revenue stream, and owns over 25 patents among its assets. On May 13, 2020, the Company issued a press release describing the execution of a term sheet to acquire 100% of the Target Entity. Subject to the completion of due diligence and closing terms, the Company anticipates final closing on this acquisition during the third or fourth quarter of 2020.

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

For the six months ended June 30, 2020, like most businesses, we experienced a swift change in customer behavior during February and March when the pandemic took hold throughout China and Malaysia. Initially, we observed a decrease in business activity in both of our operational segments as news of the pandemic upended typical routines and there was considerable uncertainty about what day-to-day life would be like.

Overview

Resort Savers, Inc. was incorporated in the State of Nevada on June 25, 2012. At June 30, 2020, the Company was authorized to issue 1,000,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”), and 15,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). The Company now operates on a fiscal year ending on December 31. Resort Savers has limited cash on hand at present. The Company has never declared bankruptcy, been in receivership, or been involved in any kind of legal proceeding.

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

On June 30, 2020, the closing price of our Common Stock as reported by the OTC Markets was $0.0854 per share.

As of June 30, 2020, there were approximately 244 stockholders of record and an aggregate of 82,558,368 shares of our Common Stock were issued and outstanding.

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

Our operations for the three and six months ended June 30, 2020 and 2019 are outlined below:

Three months ended June 30, 2020 compared to three months ended June 30, 2019

	Three months ended
	June 30,		Change
	2020	2019	Amount
Revenue	$4,439,890	$8,089,898	$(3,650,008)
Cost of goods sold	$4,369,059	$7,808,756	$(3,439,697)
Gross profit	$70,831	$281,142	$(210,311)
Operating expenses	$2,555,980	$197,007	$2,358,973
Other expense	$(3,081,062)	$(21,486)	$(3,059,576)
Provision for income taxes	$13,138	$66,410	$(53,272)
Net loss	$(5,579,349)	$(3,761)	$(5,575,588)

The revenue for the three months ended June 30, 2020 decreased by $3,650,008 to $4,439,890 compared with the same period in 2019. The decrease is mainly due to the effects of COVID-19 causing a decrease in sales in this period.

Cost of goods sold for the three months ended June 30, 2020 decreased by $3,439,697 to $4,369,059 compared with the same period in 2019. The decrease is mainly due to the effects of COVID-19 causing a decrease in revenue in this period.

Other expense for the three months ended June 30, 2020 increased by $3,059,576 to $3,081,062 compared with the same period in 2019. The increase is mainly due to the interest expense and change in fair value of derivative liabilities related to convertible notes.

Net loss for the three months ended June 30, 2020 was $5,579,349 compared to net loss of $3,761 in the same period in 2019. The change is mainly due to an increase in operating expenses and other expense.

For the three months ended June 30, 2020 and 2019 our results of operations segment, are as follows:

Three Months Ended June 30, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$4,420,255	$19,635	$4,439,890
Cost of goods sold	-	(4,362,036)	(7,023)	(4,369,059)
Operating expenses	(2,484,050)	(11,563)	(60,367)	(2,555,980)
Other income (expenses)	(3,080,862)	-	(200)	(3,081,062)
Provision for income taxes	-	(13,138)	-	(13,138)
Net income (loss)	$(5,564,912)	$33,518	$(47,955)	$(5,579,349)

Three Months Ended June 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$8,055,696	$34,202	$8,089,898
Cost of goods sold	-	(7,776,670)	(32,086)	(7,808,756)
Operating expenses	(26,449)	(15,597)	(154,961)	(197,007)
Other income (expenses)	-	(28,863)	7,377	(21,486)
Provision for income taxes	-	(66,410)	-	(66,410)
Net income (loss)	$(26,449)	$168,156	$(145,468)	$(3,761)

Holding Company

Operating expense mainly consists of professional fees for ongoing regulatory requirements and compensation for our management. The increase in operating expense is primarily due to an increase in our management fee.

Other income mainly consists of interest expense and change in fair value of derivative liability from convertible notes.

	Three months ended
	June 30,		Change
	2020	2019	Amount
Operating expenses	$(2,484,050)	$(26,449)	$(2,457,601)
Other income	$(3,080,862)	$-	$(3,080,862)
Net income	$(5,564,912)	$(26,449)	$(5,538,463)

Oil and Gas

	Three months ended
	June 30,		Change
	2020	2019	Amount
Revenue	$4,420,255	$8,055,696	$(3,635,441)
Cost of goods sold	$(4,362,036)	$(7,776,670)	$3,414,634
Gross profit	$58,219	$279,026	$(220,807)
Operating expenses	$(11,563)	$(15,597)	$4,034
Other income	$-	$(28,863)	$28,863
Provision for income taxes	$(13,138)	$(66,410)	$53,272
Net income	$33,518	$168,156	$(134,638)

The decrease in revenue is primarily due to the COVID-19 lockdown. The decrease in cost of goods sold is primarily due to a decrease in revenue. The percentage of gross profit decreased from 3.5% in 2019 to 1.3% in 2020.

Nutritional Services

	Three months ended
	June 30,		Change
	2020	2019	Amount
Revenue	$19,635	$34,202	$(14,567)
Cost of goods sold	$(7,023)	$(32,086)	$25,063
Gross profit	$12,612	$2,116	$10,496
Operating expenses	$(60,367)	$(154,961)	$94,594
Other income (expense)	$(200)	$7,377	$(7,577)
Provision for income taxes	$-	$-	$-
Net income (loss)	$(47,955)	$(145,468)	$97,513

The decrease in revenue is primarily due to the COVID-19 lockdown. The decrease in cost of goods sold is primarily due to a decrease in revenue.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

	Six Months Ended
	June 30,		Change
	2020	2019	Amount
Revenue	$5,365,547	$22,870,943	$(17,505,396)
Cost of Goods Sold	$5,226,626	$21,978,146	$(16,751,520)
Gross profit	$138,921	$892,797	$(753,876)
Operating expenses	$2,838,832	$405,996	$2,432,836
Other expense	$(3,181,154)	$(21,352)	$(3,159,802)
Provision for income taxes	$(16,534)	$(197,721)	$181,187
Net income (loss)	$(5,897,599)	$267,728	$(6,165,327)

The revenue for the six months ended June 30, 2020 decreased by $17,505,396 to $5,565,547 compared with the same period in 2019. The decrease is mainly due to the effects of COVID-19 causing a decrease in sales in this period.

Cost of goods sold for the six months ended June 30, 2020 decreased by $16,751,520 to $5,226,626 compared with the same period in 2019. The decrease is mainly due to the effects of COVID-19 causing a decrease in Revenue in this period.

Other expense for the six months ended June 30, 2020 increased by $3,159,802 to $3,181,154 compared with the same period in 2019. The increase is mainly due to  interest expense and change in fair value of derivative liabilities related to convertible notes.

Net loss for the six months ended June 30, 2020 was $5,897,599 compared to net income of $267,728 in the same period in 2019. The change is mainly due to an increase in operating expenses and other expense.

For the six months ended June 30, 2020 and 2019 our results of operations segment, are as follows:

Six Months Ended June 30, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$5,303,166	$62,381	$5,365,547
Cost of goods sold	-	(5,166,080)	(60,546)	(5,226,626)
Operating expenses	(2,659,638)	(22,509)	(156,685)	(2,838,832)
Other income (expenses)	(3,245,753)	-	64,599	(3,181,154)
Provision for income taxes	-	(16,534)	-	(16,534)
Net income (loss)	$(5,905,391)	$98,043	$(90,251)	$(5,897,599)

Six Months Ended June 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$22,720,499	$150,444	$22,870,943
Cost of goods sold	-	(21,895,396)	(82,750)	(21,978,146)
Operating expenses	(32,136)	(36,431)	(337,429)	(405,996)
Other income (expenses)	-	(28,863)	7,511	(21,352)
Provision for income taxes	-	(197,721)	-	(197,721)
Net income (loss)	$(32,136)	$562,088	$(262,224)	$267,728

Holding Company

	Six Months Ended
	June 30,		Change
	2020	2019	Amount
Operating expenses	$(2,659,638)	$(32,136)	$(2,627,502)
Other expense	$(3,245,753)	$-	$(3,245,753)
Net loss	$(5,905,391)	$(32,136)	$(5,873,255)

Operating expense mainly consists of professional fees for ongoing regulatory requirements and compensation for our management. The increase in operating expense is primarily due to an increase in our management fee.

Other income mainly consists of interest expense and change in fair value of derivative liability from convertible notes.

Oil and Gas

	Six Months Ended
	June 30,		Change
	2020	2019	Amount
Revenue	$5,303,166	$22,720,499	$(17,417,333)
Cost of goods sold	$(5,166,080)	$(21,895,396)	$16,729,316
Gross profit	$137,086	$825,103	$(688,017)
Operating expenses	$(22,509)	$(36,431)	$13,922
Other income (expense)	$-	$(28,863)	$28,863
Provision for income taxes	$(16,534)	$(197,721)	$181,187
Net income	$98,043	$562,088	$(464,045)

The decrease in revenue is primarily due to the COVID-19 lockdown. The decrease in cost of goods sold is primarily due to a decrease in revenue. The percentage of gross profit decreased from 3.6% in 2019 to 2.6% in 2020.

Nutritional Services

	Six Months Ended
	June 30,		Change
	2020	2019	Amount
Revenue	$62,381	$150,444	$(88,063)
Cost of goods sold	$(60,546)	$(82,750)	$22,204
Gross profit	$1,835	$67,694	$(65,859)
Operating expenses	$(156,685)	$(337,429)	$180,744
Other income (expense)	$64,599	$7,511	$57,088
Provision for income taxes	$-	$-	$-
Net income (loss)	$(90,251)	$(262,224)	$171,973

The decrease in revenue is primarily due to the COVID-19 lockdown. The decrease in cost of goods sold is primarily due to a decrease in revenue.

Liquidity and Capital Resources

The following tables provide selected financial data about our company as of June 30, 2020 and December 31, 2019, respectively.

Working Capital

	June 30,	December 31,	Change
	2020	2019	Amount
Cash	$74,897	$277,629	$(202,732)

Current Assets	$14,568,592	$8,934,627	$5,633,965
Current Liabilities	$11,356,692	$2,341,177	$9,015,515
Working Capital	$3,211,900	$6,593,450	$(3,381,550)

The decrease in working capital was primarily attributed an increase in current liabilities offset by an increase in current assets. The increase in current assets was primarily attributed to an increase in accounts receivable. The increase in current liabilities was primarily attributed to an increase in accounts payable and other liabilities and derivative liability.

Cash Flow

	Six Months Ended
	June 30,		Change
	2020	2019	Amount
Cash Flows used in operating activities	$(418,172)	$(288,581)	$(129,591)
Cash Flows used in investing activities	$(83,032)	$-	$(83,032)
Cash Flows provided by financing activities	$300,547	$110,461	$190,086
Effects on changes in foreign exchange rate	$(2,073)	$(26,404)	$24,331
Net change in cash during period	$(202,730)	$(204,524)	$1,794

Cash Flow from Operating Activities

During the six months ended June 30, 2020, our Company used $418,172 in operating activities, compared to $288,581 used in operating activities during the six months ended June 30, 2019. The increase in cash used in operation activities is primarily due to a net loss in 2020.

Cash Flow from Investing Activities

 During the six months ended June 30, 2020, we used $83,032 in purchase of property and equipment. During the six months ended June 30, 2019, we used no cash for investing activities.

Cash Flow from Financing Activities

During the six months ended June 30, 2020 and 2019, our Company received $300,547 and $110,461 in financing activities, respectively. For the six months ended June 30, 2020, the Company received $150,000 from convertible notes and $222,298 from loans from related parties, and repaid loans from related parties for $70,574 and hire purchase loan of $1,177. For the six months ended June 30, 2019, the Company received $38,756 from bank overdraft and $74,194 from loans from related parties and repaid loans from related parties for $2,489.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of June 30, 2020. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2020, the Company issued 1,500,000 shares of Series A Preferred Stock to our CEO for compensation valued at $1,999,373.

During the six months ended June 30, 2020, the Company issued 77,348,487 shares of common stock as follows;

•	1,291,868 shares for conversion of debt of $125,603

•	60,000,000 shares valued at $24,422,000 for the acquisition of Wandi

•	9,350,000 shares valued at $223,445 for services

•	4,500,000 shares to related parties valued at $59,981 for services

•	2,206,619 shares to a related party for settlement of debt of $110,331

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On February 24, 2020 the Company entered into a Purchase Agreement (the “Agreement”) with Mr. Liu FaKuan (“Seller”), the sole owner of Henan Wandi Mining Product Development Co., Ltd. (“Wandi”), a corporation organized in the People’s Republic of China (“PRC”), pursuant to which the Company will effect an acquisition of Wandi by acquiring from the Seller all outstanding equity interests of Wandi. Wandi owns 49% of a coal mine known as You Zhou Shenhuo Kuanfa Mining Company Ltd., (the “Mine”), with Zhengshou Yshong Coal Industry Co., Ltd. (a State-owned enterprise) owning the remaining 51% of the Mine.

Pursuant to the Agreement, the Company issued 60,000,000 restricted common shares of stock of the Company to the Seller.  The obligations of the parties to complete the acquisition is subject to the fulfillment (or, in some cases waiver) of due diligence and certain closing conditions.  Upon closing of the acquisition Seller shall transfer to Company 100% of the issued and outstanding equity interests of Wandi, which will then become a wholly owned subsidiary of the Company.

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

RESORT SAVERS, INC.
(Registrant)

Dated: August 19, 2020	/s/ DS Chang
Ding-Shin “DS” Chang
President, Chief Executive Officer and Director
(Principal Executive Officer)

