Form 10-Q
period 2020-09-30
Resort Savers, Inc.
filed 2020-11-18
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 17, 2020, there were 120,669,368 shares of the issuer’s common stock, par value $0.0001 per share, outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

NINE-MONTHS ENDED SEPTEMBER 30, 2020

RESORT SAVERS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$625,912	$277,629
Accounts receivable, net	5,787,055	548,281
Inventory	7,302,093	7,225,155
Other current assets	945,983	883,562
Total Current Assets	14,661,043	8,934,627

Property and equipment, net	542,164	466,316
Goodwill	3,199,594	3,199,594
TOTAL ASSETS	$18,402,801	$12,600,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,612,542	$1,461,971
Accrued liabilities and other payables	135,291	85,834
Convertible notes, net of unamortized discounts	143,597	19,864
Loan payable	8,427	-
Due to related parties	480,074	253,581
Derivative liabilities	3,254,591	356,395
Tax payable	25,334	163,532
Total Current Liabilities	10,659,856	2,341,177

Convertible notes non-current, net of unamortized discounts	181,352	155,570
Loan payable - non-current	40,916	-
Deferred tax liabilities	17,754	18,035
TOTAL LIABILITIES	10,899,878	2,514,782

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Series A Preferred stock, $0.0001 par value; 1,500,000 shares designated; 1,500,000 and 0 shares issued and outstanding, respectively	150	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 113,669,368 and 5,209,881 shares issued and outstanding, respectively	11,367	521
Additional paid-in capital	41,602,090	8,936,263
Subscription receivable	(24,522,000)	-
Retained earnings (deficit)	(9,220,731)	1,654,947
Accumulated other comprehensive loss	(367,953)	(505,976)
Total shareholders’ equity	7,502,923	10,085,755
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,402,801	$12,600,537

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$4,795,868	$3,210,091	$10,161,415	$26,081,034
Cost of goods sold	4,756,075	2,841,255	9,982,701	24,819,401
Gross Profit	39,793	368,836	178,714	1,261,633

Operating Expenses
General and administrative	124,677	172,575	2,398,702	523,656
Professional fees	176,325	16,982	741,132	71,897
Total Operating Expenses	301,002	189,557	3,139,834	595,553

Income (Loss) from Operations	(261,209)	179,279	(2,961,120)	666,080

Other Income (Expense)
Other income	-	(80)	64,799	7,431
Interest expense	(248,275)	-	(534,752)	(28,863)
Change in fair value of derivative liabilities	(2,465,215)	-	(5,424,691)	-
Total Other Expense	(2,713,490)	(80)	(5,894,644)	(21,432)

Income (Loss) Before Income Taxes	(2,974,699)	179,199	(8,855,764)	644,648
Provision for income taxes	(4,007)	(53,895)	(20,541)	(251,616)
Net Income (Loss)	$(2,978,706)	$125,304	$(8,876,305)	$393,032

Dividend on Series A Preferred Stock	-	-	(1,999,373)	-
Net income (loss) attributable to common stockholders	$(2,978,706)	$125,304	$(10,875,678)	$393,032

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	283,170	(248,364)	138,023	(246,670)
Total Comprehensive Income (Loss)	$(2,695,536)	$(123,060)	$(10,737,655)	$146,362

Basic Income (Loss) per Common Share	$(0.03)	$0.02	$(0.12)	$0.08
Diluted Income (Loss) per Common Share	$(0.03)	$0.02	$(0.12)	$0.08

Basic Weighted Average Common Shares Outstanding	98,384,395	5,209,881	87,872,217	5,209,881
Diluted Weighted Average Common Shares Outstanding	98,384,395	5,209,762	87,872,217	5,209,762

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Three and Nine months ended September 30, 2020

								Accumulated
	Series A Preferred Stock		Common Stock		Additional		Retained	Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription receivable	Earnings (Deficit)	Comprehensive Loss	Stockholders’ Equity

Balance - December 31, 2019	-	$-	5,209,881	$521	$8,936,263	$-	$1,654,947	$(505,976)	$10,085,755

Net loss	-	-	-	-	-	-	(318,250)	-	(318,250)
Other comprehensive loss	-	-	-	-	-	-	-	(170,808)	(170,808)

Balance - March 31, 2020	-	$-	5,209,881	$521	$8,936,263	$-	$1,336,697	$(676,784)	$9,596,697

Common stock issued for acquisition of Wandi	-	-	60,000,000	6,000	24,516,000	(24,522,000)	-	-	-
Common stock issued for conversion of debt	-	-	1,291,868	129	125,473	-	-	-	125,602
Common stock issued for services	-	-	9,350,000	935	222,510	-	-	-	223,445
Common and preferred stock issued for services - related party	1,500,000	150	4,500,000	450	2,058,754	-	-	-	2,059,354
Common stock issued for Settlement of debt	-	-	2,206,619	221	110,110	-	-	-	110,331
Resolution of derivative liabilities					268,920	-	-	-	268,920
Beneficial conversion feature	-	-	-	-	1,999,373	-	-	-	1,999,373
Deemed dividend on amortization of beneficial conversion feature on Series A Preferred shares	-	-	-	-		-	(1,999,373)	-	(1,999,373)
Net loss	-	-	-	-	-	-	(5,579,349)	-	(5,579,349)
Other comprehensive income	-	-	-	-	-	-	-	25,661	25,661

Balance - June 30, 2020	1,500,000	$150	82,558,368	$8,256	$38,237,403	$(24,522,000)	$(6,242,025)	$(651,123)	$6,830,661

Common stock issued for conversion of debt	-	-	24,511,000	2,451	270,492	-	-	-	272,943
Common stock issued for exercised cashless warrant	-	-	6,500,000	650	(650)	-	-	-	-
Common stock issued for services	-	-	100,000	10	10,270	-	-	-	10,280
Resolution of derivative liabilities	-	-	-	-	3,084,575	-	-	-	3,084,575
Net loss	-	-	-	-	-	-	(2,978,706)	-	(2,978,706)
Other comprehensive income	-	-	-	-	-	-	-	283,170	283,170

Balance - September 30, 2020	1,500,000	$150	113,669,368	$11,367	$41,602,090	$(24,522,000)	$(9,220,731)	$(367,953)	$7,502,923

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Three and Nine Months Ended September 30, 2019

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Stockholders’ Equity

Balance - December 31, 2018	5,209,881	$521	$8,936,263	$991,525	$(442,798)	$9,485,511

Net income	-	-	-	271,489	-	271,489
Other comprehensive income	-	-	-	-	147,999	147,999

Balance - March 31, 2019	5,209,881	$521	$8,936,263	$1,263,014	$(294,799)	$9,904,999

Net loss	-	-	-	(3,761)	-	(3,761)
Other comprehensive loss	-	-	-	-	(146,305)	(146,305)

Balance - June 30, 2019	5,209,881	$521	$8,936,263	$1,259,253	$(441,104)	$9,754,933

Net income	-	-	-	125,304	-	125,304
Other comprehensive loss	-	-	-	-	(248,364)	(248,364)

Balance - September 30, 2019	5,209,881	$521	$8,936,263	$1,384,557	$(689,468)	$9,631,873

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,876,305)	$393,032
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	77,409	68,478
Write-off of debt	(64,788)	-
Stock based compensation	2,293,078	-
Amortization of debt discount	470,444	-
Change in fair value of derivative liabilities	5,424,691	-
Penalty interest	15,000	-
Changes in operating assets and liabilities:
Amount due from related parties	-	(783,307)
Accounts receivable	(5,075,970)	27,531,224
Inventories	11,222	(2,834,744)
Other current assets	(40,501)	(411,027)
Accounts payable	5,182,905	(24,553,831)
Deferred revenue	-	(1,258)
Amount due to related parties	32,844	(190)
Tax payable	(137,217)	311,957
Accrued liabilities and other payable	86,868	13,064
Net cash used in operating activities	(600,320)	(266,602)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(158,995)	(614)
Net cash used in investing activities	(158,995)	(614)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	49,609	-
Repayment of loan	(1,181)	-
Proceeds from convertible notes	852,000	-
Loans from related parties	288,493	73,975
Repayments of loans from related parties	(83,078)	(11,602)
Net cash provided by financing activities	1,105,843	62,373

Effects on changes in foreign exchange rate	1,757	3,587

Net change in cash and cash equivalents	348,285	(201,256)
Cash and cash equivalents - beginning of period	277,627	257,391
Cash and cash equivalents - end of period	$625,912	$56,135

Supplemental Cash Flow Disclosures
Cash paid for interest	$204	$-
Cash paid for income taxes	$150,327	$382,402

Non-Cash Investing and Financing Activity:
Common stock issued for settlement of debt - related party	$110,331	$-
Common stock issued for conversion of debt	$3,358,283	$-
Common stock issued for exercised cashless warrant	$650	$-
Beneficial conversion feature	$1,999,373	$-
Derivative liability recognized as debt discount	$827,000	$-

The notes are an integral part of these unaudited consolidated financial statements.

RESORT SAVERS, INC.

Notes to the Consolidated Financial Statements

September 30, 2020

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

In the opinion of the company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of September 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 6, 2020.

Principles of Consolidation

At September 30, 2020, the principal subsidiaries of the Company were listed as follows:

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

Tieshan Oil

During the nine months ended September 30, 2020, one customer accounted for 99% of a total revenue.

During the nine months ended September 30, 2020, one vendor accounted for 87% of a total purchase.

As of September 30, 2020 and December 31, 2019, one customer accounted for approximately 99% and 99% of accounts receivable, one vendor accounted for approximately 80% and one vendor accounted for approximately 0% of accounts payable, respectively.

Admall

As of September 30, 2020 and December 31, 2019, one vendor accounted for approximately 19% and 91% of accounts payable, respectively.

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

For the nine months ended September 30, 2020 and 2019, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2020	2019
Convertible notes	37,762,822	-
Warrant	39,729,153	-
Series A Preferred Stock	150,000,000	-
	227,491,975

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its managers and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to obtain financing to fund the operation and to develop its business plan.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of September 30, 2020 and December 31, 2019. As at September 30, 2020 and December 31, 2019, the Company had accounts receivable of $5,787,055 and $548,281, respectively.

NOTE 5 – INVENTORIES

Inventories at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019

Finished goods	$7,302,093	$7,225,155

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019
Cost:
Computer and software	$93,632	$77,995
Furniture and fittings	7,868	4,369
Motor Vehicles	61,341	-
Renovation	79,234	-
Office equipment	6,783	5,863
Plant and machinery	770,692	780,904
	1,019,550	869,131
Less: accumulated depreciation	(477,386)	(402,815)
Property and equipment, net	$542,164	$466,316

During the nine months ended September 30, 2020 and 2019, the Company recorded depreciation of $77,409 and $68,478, respectively.

NOTE 7–ACCRUED LIABILITIES AND OTHER PAYABLE

The Company’s accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2020	2019
Accrued salary	$27,778	$18,761
Accrued interest	17,071	5,579
Deposit received	10,615	10,759
Other payables	79,827	50,735
	$135,291	$85,834

NOTE 8 - CONVERTIBLE NOTES

At September 30, 2020 and December 31, 2019, convertible notes consist of the following:

	September 30,	December 31,
	2020	2019
Convertible Notes - originated in September 18, 2019	$-	$158,000
Convertible Notes - originated in November 20, 2019	-	125,000
Convertible Notes - originated in November 22, 2019	4,064	55,000
Convertible Notes - issued during fiscal year 2020	959,757	-
Total convertible notes payable	963,821	338,000
Less: Unamortized debt discount	(638,872)	(162,566)
Total convertible notes	324,949	175,434
Less: current portion of convertible notes	143,597	19,864
Long-term convertible notes	$181,352	$155,570

For the nine months ended September 30, 2020 and 2019, the interest expense on convertible notes was $49,108 and $0, and amortization of discount, including interest expense, of $470,444 and $0, respectively. As of September 30, 2020 and December 31, 2019, the accrued interest was $17,071 and $5,579, respectively.

Conversion

During the nine months ended September 30, 2020, the Company converted notes with principal amounts and accrued interest of $398,545 into 25,802,868 shares of common stock. The corresponding derivative liability at the date of conversion of $2,962,318 was credited to additional paid in capital.

Convertible Notes – Issued during the year ended December 31, 2020

During the nine months ended September 30, 2020, the Company issued a total principal amount of $971,750 convertible note for cash proceeds of $852,000. The terms of convertible note are summarized as follows:

•	Term: a range from 9 months to 18 months;
•	Annual interest rates: 8% - 13%;
•	Convertible at the option of the holders at any time or 180 days from issuance;
•	Conversion prices are based on discounted (10% - 50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.
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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible, including the notes issued in prior years, during the nine months ended September 30, 2020 amounted to $3,004,972. $827,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $2,177,972 was recognized as a “day 1” derivative loss.

NOTE 9 – WARRANTS

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2019	116,500	$1.67
Granted	4,441,500	0.34
Reset feature	41,895,986	0.0069
Exercised	(6,724,833)	0.0020
Forfeited/canceled	-	-
Outstanding, September 30, 2020	39,729,153	$0.044

During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company issued warrants with convertible notes. Each warrant is immediately exercisable into one share of common stock at a price ranging from $0.25 to $5.00 per share. The warrants will expire on the three- or five-year anniversary of the issuance date. As a result of the reset features, the warrants increased by 41,895,986 for the period ended September 30, 2020, at a weighted average exercise price of $0.044 per share as of September 30, 2020. The reset feature of warrants was effective at the time that a separate convertible instrument with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative. (See Note 10).

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2020.

Warrants Outstanding			Warrants Exercisable
Number of	Contractual life	Exercise	Number of	Exercise
Shares	(in years)	Price	Shares	Price
11,391,109	2.14	$0.0069	11,391,109	$0.0069
11,956,522	2.15	$0.0069	11,956,522	$0.0069
11,956,522	2.84	$0.0069	11,956,522	$0.0069
2,000,000	4.91	$0.2500	2,000,000	$0.25
1,425,000	4.91	$0.3500	1,425,000	$0.35
1,000,000	4.91	$0.5000	1,000,000	$0.50

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at September 30, 2020 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of September 30, 2020 is $1,309,784.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the September 30, 2020 and December 31, 2019:

	Nine Months Ended		Year ended
	September 30,		December 31,
	2020		2019
Expected term	0.15 - 5.00	years	0.89 - 3.00	years
Expected average volatility	175% - 494%		175% - 272%
Expected dividend yield	-		-
Risk-free interest rate	0.08% - 1.47%		1.55% - 1.62%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2019	$356,395
Addition of new derivatives recognized as debt discounts	827,000
Addition of new derivatives recognized as loss on derivatives	2,177,972
Settled on issuance of common stock	(3,353,495)
Gain on change in fair value of the derivative	3,246,719
Balance - September 30, 2020	$3,254,591

The following table summarizes the loss on derivative liability included in the income statement for the nine months ended September 30, 2020 and 2019, respectively.

	Nine Months Ended
	September 30,
	2020	2019
Day one loss due to derivative liabilities on convertible notes	$2,177,972	$-
Loss on change in fair value of the derivative liabilities	3,246,719	-
	$5,424,691	$-

NOTE 11 - STOCKHOLDERS’ EQUITY

The capitalization of the Company consists of the following classes of capital stock as of September 30, 2020:

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

During the nine months ended September 30, 2020, the Company issued 1,500,000 shares of Series A Preferred Stock to our office for compensation valued at $1,999,373.

As at September 30, 2020 and December 31, 2019, the Company had 1,500,000 and 0 preferred shares issued and outstanding.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended September 30, 2020, the Company issued 108,459,487 shares of common stock as follows;

•	25,802,868 shares for conversion of debt of $398,545
•	60,000,000 shares valued at $24,522,000 for acquisition of Wandi
•	9,450,000 shares valued at $233,725 for services
•	4,500,000 shares to related parties valued at $59,981 for services
•	2,206,619 shares to a related party for settlement of debt of $110,331
•	6,500,000 shares for exercised cashless warrant

As at September 30, 2020 and December 31, 2019, the Company had 113,669,368 and 5,209,881 common shares issued and outstanding.

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

As of September 30, 2020, the Company does not have control of Wandi. As a result, the Company determined not to consolidate Wandi and recorded share issuance for acquisition of Wandi as a subscription receivable for $24,522,000, until the common shares of Wandi are delivered.

NOTE 12 – RELATED PARTY TRANSACTIONS

Due to related party

As of September 30, 2020 and December 31, 2019, the Company recorded due to related parties as follows. The loan is non-interest bearing and due on demand.

	September 30,	December 31,
	2020	2019
Loan from directors	$462,604	$142,480
Loan from related party	17,470	111,101
	$480,074	$253,581

NOTE 13 - SEGMENTED INFORMATION

At September 30, 2020, the Company operates in three industry segments, health beverage, oil and gas and mining, and two geographic segments, Malaysia and China, where majority current assets and equipment are located.

Segment assets and liabilities as of September 30, 2020 and December 31, 2019 were as follows:

September 30, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$617,295	$11,826,885	$2,216,863	$14,661,043
Non-current assets	3,199,594	-	542,164	3,741,758
Liabilities
Current liabilities	3,622,733	5,317,305	1,719,818	10,659,856
Long term liabilities	181,352	-	58,670	240,022
Net assets	$12,804	$6,509,580	$980,539	$7,502,923

December 31, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$198,916	$6,413,082	$2,322,629	$8,934,627
Non-current assets	3,199,594	-	466,316	3,665,910
Liabilities
Current liabilities	594,891	168,739	1,577,547	2,341,177
Long term liabilities	-	-	18,035	18,035
Net assets	$2,803,619	$6,244,343	$1,193,363	$10,241,325

Segment revenue and net income (loss) for the three and nine months ended September 30, 2020 and 2019 were as follows:

Nine Months Ended September 30, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$10,057,932	$103,483	$10,161,415
Cost of goods sold	-	(9,897,945)	(84,756)	(9,982,701)
Operating expenses	(2,831,495)	(34,090)	(274,249)	(3,139,834)
Other income (expenses)	(5,959,243)	-	64,599	(5,894,644)
Provision for income taxes	-	(20,541)	-	(20,541)
Net income (loss)	$(8,790,738)	$105,356	$(190,923)	$(8,876,305)

Nine Months Ended September 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$25,859,994	$221,040	$26,081,034
Cost of goods sold	-	(24,702,808)	(116,593)	(24,819,401)
Operating expenses	(44,569)	(99,081)	(451,903)	(595,553)
Other income (expenses)	-	(28,863)	7,431	(21,432)
Provision for income taxes	-	(251,616)	-	(251,616)
Loss from discontinued operations	-	-	-	-
Net income (loss)	$(44,569)	$777,626	$(340,025)	$393,032

Three Months Ended September 30, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$4,754,766	$41,102	$4,795,868
Cost of goods sold	-	(4,731,865)	(24,210)	(4,756,075)
Operating expenses	(171,857)	(11,581)	(117,564)	(301,002)
Other income (expenses)	(2,713,490)	-	-	(2,713,490)
Provision for income taxes	-	(4,007)	-	(4,007)
Net income (loss)	$(2,885,347)	$7,313	$(100,672)	$(2,978,706)

Three Months Ended September 30, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$3,139,495	$70,596	$3,210,091
Cost of goods sold	-	(2,807,412)	(33,843)	(2,841,255)
Operating expenses	(12,433)	(62,650)	(114,474)	(189,557)
Other income (expenses)	-	-	(80)	(80)
Provision for income taxes	-	(53,895)	-	(53,895)
Loss from discontinued operations	-	-	-	-
Net income (loss)	$(12,433)	$215,538	$(77,801)	$125,304

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to September 30, 2020, and through the date these financial statements were approved, the Company issued common stock as follows:

•	4,000,000 shares of common stock per conversion notices from convertible noteholders
•	3,000,000 shares of common stock for exercised cashless warrant

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

The Closing of the Agreement has not occurred as of the date of this filing on Form 10-Q. Subject to the successful completion of the due diligence of both parties, the Company anticipates final closing of the Agreement in the fourth quarter of 2020.

On May 28, 2020, Resort Savers, Inc. (the “Company”) filed a Certificate of Amendment with the Nevada Secretary of State, whereby the Company changed its name to Phoenix Rising Companies, pursuant to and in accordance with Nevada Revised Statutes §78.390. Consistent with this Amendment to the Articles of Incorporation, the Company is preparing and shall file an application for name change and new trading symbol with FINRA.

The Company anticipates that the name change and new trading symbol will be approved by FINRA in the fourth quarter of 2020. At such time as the Company is assigned a new trading symbol, we will make a subsequent announcement.

During the first quarter of 2020, the Company has also been exploring the acquisition of 100% ownership in a European business entity (the ‘Target Entity”) with assets and products that control the spread of infectious viral and bacterial diseases. The Target Entity owns patents for proprietary technologies that cover both disinfecting solutions and delivery systems, presently markets and sells products in Europe and South America, has an existing revenue stream, and owns over 25 patents among its assets. On May 13, 2020, the Company issued a press release describing the execution of a term sheet to acquire 100% of the Target Entity. Subject to the completion of due diligence and closing terms, the Company anticipates final closing on this acquisition during the fourth quarter of 2020.

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

For the nine months ended September 30, 2020, like most businesses, we experienced a swift change in customer behavior during February and March when the pandemic took hold throughout China and Malaysia. Initially, we observed a decrease in business activity in both of our operational segments as news of the pandemic upended typical routines and there was considerable uncertainty about what day-to-day life would be like.

Overview

Resort Savers, Inc. was incorporated in the State of Nevada on June 25, 2012. At September 30, 2020, the Company was authorized to issue 1,000,000,000 shares of common stock, par value $0.0001 per share (“Common Stock”), and 15,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). The Company now operates on a fiscal year ending on December 31. Resort Savers has limited cash on hand at present. The Company has never declared bankruptcy, been in receivership, or been involved in any kind of legal proceeding.

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

On September 30, 2020, the closing price of our Common Stock as reported by the OTC Markets was $0.044 per share.

As of September 30, 2020, there were approximately 282 stockholders of record and an aggregate of 113,669,368 shares of our Common Stock were issued and outstanding.

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

Our operations for the three and nine months ended September 30, 2020 and 2019 are outlined below:

Three months ended September 30, 2020 compared to three months ended September 30, 2019

	Three months ended
	September 30,		Change
	2020	2019	Amount
Revenue	$4,795,868	$3,210,091	$1,585,777
Cost of goods sold	$4,756,075	$2,841,255	$1,914,820
Gross profit (loss)	$39,793	$368,836	$(329,043)
Operating expenses	$301,002	$189,557	$111,445
Other expense	$(2,713,490)	$(80)	$(2,713,410)
Provision for income taxes	$4,007	$53,895	$(49,888)
Net income (loss)	$(2,978,706)	$125,304	$(3,104,010)

The revenue for the three months ended September 30, 2020 increased by $1,585,777 to $4,795,868 compared with the same period in 2019. The increase is mainly due to an increase in sales from oil and gas.

Cost of goods sold for the three months ended September 30, 2020 increased by $1,914,820 to $4,756,075 compared with the same period in 2019. The increase is mainly due to an increase in revenue from oil and gas.

Operating expenses for the three months ended September 30, 2020 increased by $111,445 to $301,002 compared with the same period in 2019. The increase is mainly due to an increase in professional fees.

Other expense for the three months ended September 30, 2020 increased by $2,713,410 to $2,713,490 compared with the same period in 2019. The increase is mainly due to the interest expense and change in fair value of derivative liabilities related to convertible notes.

Net loss for the three months ended September 30, 2020 was $2,713,490 compared to net income of $125,304 in the same period in 2019. The change is mainly due to an increase in operating expenses and other expense.

For the three months ended September 30, 2020 and 2019 our results of operations segment, are as follows:

Holding Company

Operating expense mainly consists of professional fees for ongoing regulatory requirements and compensation for our management. The increase in operating expense is primarily due to an increase in our management fee.

Other income mainly consists of interest expense and change in fair value of derivative liability from convertible notes.

	Three months ended
	September 30,		Change
	2020	2019	Amount
Revenue	$-	$-	$-
Cost of goods sold	$-	$-	$-
Gross profit	$-	$-	$-
Operating expenses	$171,857	$12,433	$159,424
Other expense	$2,713,490	$-	$2,713,490
Provision for income taxes	$-	$-	$-
Net loss	$2,885,347	$12,433	$2,872,914

Oil and Gas

	Three months ended
	September 30,		Change
	2020	2019	Amount
Revenue	$4,754,766	$3,139,495	$1,615,271
Cost of goods sold	$4,731,865	$2,807,412	$1,924,453
Gross profit	$22,901	$332,083	$(309,182)
Operating expenses	$11,581	$62,650	$(51,069)
Other income (expense)	$-	$-	$-
Provision for income taxes	$4,007	$53,895	$(49,888)
Net income	$7,313	$215,538	$(208,225)

The increase in revenue is primarily due to the ease of Covid-19 pandemic and rebound of sale in China. The increase in cost of goods sold is primarily due to an increase in revenue. The percentage of gross profit decreased from 10.6% in 2019 to 0.5% in 2020.

Nutritional Services

	Three months ended
	September 30,		Change
	2020	2019	Amount
Revenue	$41,102	$70,596	$(29,494)
Cost of goods sold	$24,210	$33,843	$(9,633)
Gross profit	$16,892	$36,753	$(19,861)
Operating expenses	$117,564	$114,474	$3,090
Other expense	$-	$(80)	$80
Provision for income taxes	$-	$-	$-
Net income (loss)	$(100,672)	$(77,801)	$(22,871)

The decrease in revenue is primarily due to the COVID-19 lockdown. The decrease in cost of goods sold is primarily due to a decrease in revenue.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

	Nine Months Ended
	September 30,		Change
	2020	2019	Amount
Revenue	$10,161,415	$26,081,034	$(15,919,619)
Cost of Goods Sold	$9,982,701	$24,819,401	$(14,836,700)
Gross profit	$178,714	$1,261,633	$(1,082,919)
Operating expenses	$3,139,834	$595,553	$2,544,281
Other income (expense)	$(5,894,644)	$(21,432)	$(5,873,212)
Provision for income taxes	$(20,541)	$(251,616)	$231,075
Net income (loss)	$(8,876,305)	$393,032	$(9,269,337)

The revenue for the nine months ended September 30, 2020 decreased by $15,919,619 to $10,161,415 compared with the same period in 2019. The decrease is mainly due to the effects of COVID-19 causing a decrease in sales in this period.

Cost of goods sold for the nine months ended September 30, 2020 decreased by $14,836,700 to $9,982,701 compared with the same period in 2019. The decrease is mainly due to the effects of COVID-19 causing a decrease in Revenue in this period.

Operating expenses for the nine months ended September 30, 2020 increased by $2,544,281 to $3,139,834 compared with the same period in 2019. The increase is mainly due to an increase in professional fees and stock-based compensation.

Other expense for the nine months ended September 30, 2020 increased by $5,873,212 to $5,894,644 compared with the same period in 2019. The increase is mainly due to interest expense and change in fair value of derivative liabilities related to convertible notes.

Net loss for the nine months ended September 30, 2020 was $8,876,305 compared to net income of $393,032 in the same period in 2019. The change is mainly due to an increase in operating expenses and other expense.

For the nine months ended September 30, 2020 and 2019 our results of operations segment, are as follows:

Holding Company

	Nine Months Ended
	September 30,		Change
	2020	2019	Amount
Revenue	$-	$-	$-
Operating expenses	$2,831,495	$44,569	$2,786,926
Other expense	$5,959,243	$-	$5,959,243
Provision for income taxes	$-	$-	$-
Net loss	$8,790,738	$44,569	$8,746,169

Operating expense mainly consists of professional fees for ongoing regulatory requirements and compensation for our management. The increase in operating expense is primarily due to an increase in our management fee and professional fee.

Other income mainly consists of interest expense and change in fair value of derivative liability from convertible notes.

Oil and Gas

	Nine Months Ended
	September 30,		Change
	2020	2019	Amount
Revenue	$10,057,932	$25,859,994	$(15,802,062)
Cost of goods sold	$9,897,945	$24,702,808	$(14,804,863)
Gross profit	$159,987	$1,157,186	$(997,199)
Operating expenses	$34,090	$99,081	$(64,991)
Other income	$-	$28,863	$(28,863)
Provision for income taxes	$20,541	$251,616	$(231,075)
Net income	$105,356	$777,626	$(672,270)

The decrease in revenue is primarily due to the COVID-19 lockdown. The decrease in cost of goods sold is primarily due to a decrease in revenue. The percentage of gross profit decreased from 4.5% in 2019 to 1.6% in 2020.

Nutritional Services

	Nine Months Ended
	September 30,		Change
	2020	2019	Amount
Revenue	$103,483	$221,040	$(117,557)
Cost of goods sold	$84,756	$116,593	$(31,837)
Gross profit	$18,727	$104,447	$(85,720)
Operating expenses	$274,249	$451,903	$(177,654)
Other income	$64,599	$7,431	$57,168
Provision for income taxes	$-	$-	$-
Net loss	$(190,923)	$(340,025)	$149,102

The decrease in revenue is primarily due to the COVID-19 lockdown. The decrease in cost of goods sold is primarily due to a decrease in revenue.

Liquidity and Capital Resources

The following tables provide selected financial data about our company as of September 30, 2020 and December 31, 2019, respectively.

Working Capital

	September 30,	December 31,	Change
	2020	2019	Amount
Cash	$625,912	$277,629	$348,283

Current Assets	$14,661,043	$8,934,627	$5,726,416
Current Liabilities	$10,659,856	$2,341,177	$8,318,679
Working Capital	$4,001,187	$6,593,450	$(2,592,263)

The decrease in working capital was primarily attributed an increase in current liabilities offset by an increase in current assets. The increase in current assets was primarily attributed to an increase in accounts receivable. The increase in current liabilities was primarily attributed to an increase in accounts payable and other liabilities and derivative liability.

Cash Flow

	Nine Months Ended
	September 30,		Change
	2020	2019	Amount
Cash Flows used in operating activities	$(600,320)	$(266,602)	$(333,718)
Cash Flows used in investing activities	$(158,995)	$(614)	$(158,381)
Cash Flows provided by financing activities	$1,105,843	$62,373	$1,043,470
Effects on changes in foreign exchange rate	$1,757	$3,587	$(1,830)
Net change in cash during period	$348,285	$(201,256)	$549,541

Cash Flow from Operating Activities

During the nine months ended September 30, 2020, our Company used $600,320 in operating activities, compared to $266,602 used in operating activities during the nine months ended September 30, 2019. The increase in cash used in operation activities is primarily due to a net loss in 2020.

Cash Flow from Investing Activities

During the nine months ended September 30, 2020, we used $158,995 in purchase of property and equipment. During the nine months ended September 30, 2019, we used $614 in purchase of property and equipment.

Cash Flow from Financing Activities

During the nine months ended September 30, 2020 and 2019, our Company received $1,105,843 and $62,373 in financing activities, respectively. For the nine months ended September 30, 2020, the Company received $852,000 from convertible notes and $288,493 from loans from related parties, and repaid loans from related parties for $83,078 and hire purchase loan of $1,181. For the nine months ended September 30, 2019 , the Company received $73,975 from loans from related parties and repaid loans from related parties for $11,602.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of September 30, 2020. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended September 30, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2020, the Company issued 1,500,000 shares of Series A Preferred Stock to our CEO for compensation valued at $1,999,373.

During the nine months ended September 30, 2020, the Company issued 108,459,487 shares of common stock as follows;

•	25,802,868 shares for conversion of debt of $398,545
•	60,000,000 shares valued at $24,522,000 for acquisition of Wandi
•	9,450,000 shares valued at $233,725 for services
•	4,500,000 shares to related parties valued at $59,981 for services
•	2,206,619 shares to a related party for settlement of debt of $110,331
•	6,500,000 shares for exercised cashless warrant

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

RESORT SAVERS, INC.
(Registrant)

Dated: November 18, 2020	/s/ DS Chang
Ding-Shin “DS” Chang
President, Chief Executive Officer and Director
(Principal Executive Officer)

