Form 10-K
period 2020-12-31
Phoenix Rising Companies, Inc.
filed 2021-06-01
CIK 1572384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission File No. 000-55319

PHOENIX RISING COMPANIES
(Exact name of registrant as specified in its charter)

Nevada	46-1993448
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Level 11, Tower 4, Puchong Financial Corporate Centre (PFCC)

Jalan Puteri 1/2, Bandar Puteri, 47100 Puchong 47100

Malaysia

(Address of principal executive offices, zip code)

+603 8600-0313

(Registrant’s telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

At June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $4,127,461.

As of May 7, 2021, there were 136,710,636 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

PHOENIX RISING COMPANIES TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Phoenix Rising Companies, a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) our investment decisions, (ii) development and protection of our intellectual property, (iii) the Company’s need for and ability to obtain additional financing, (iv) industry competition, (v) other factors over which we have little or no control; and (vi) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Our Corporate History and Background

We were incorporated in the State of Nevada on June 25, 2012, under the name Resort Savers, Inc. On May 28, 2020, we filed a Certificate of Amendment with the Nevada Secretary of State, changing our name to Phoenix Rising Companies. The name change was effected with the OTC Markets Group, Inc. on March 10, 2021.

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

Our principal administrative offices are located Level 11, Tower 4, Puchong Financial, Corporate Centre (PFCC), Jalan Puteri 1/2, Bandar Puteri, 47100 Puchong 47100, Malaysia, and our telephone number is +60 3 8600-0313. Our website is www.phoenix-cos.com. Information on our website is not part of this filing or otherwise incorporated herein.

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2020.

December 31, 2020
Financial Summary
Cash and Cash Equivalents	$185,948
Total Assets	12,108,993
Total Liabilities	20,427,245
Total Stockholders’ Equity (Deficit)	$(8,318,252)

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

A description of the products, services, principal market and distribution methods of Tieshan Oil can be found within this Part I, under the heading “Principal Products, Services and Their Markets.”

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

A description of the products, services, principal market and distribution methods of Admall can be found within this Part I, under the heading “Principal Products, Services and Their Markets.”

Deconsolidation of Admall Sdn. Bhd.

During 2020, we deconsolidated Admall Sdn Bhd from January 1, 2020.

Principal Products, Services and Their Markets

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

Patents, Trademarks, Licenses, Franchise Restrictions and Contractual Obligations & Concessions

We rely on a combination of trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, which are primarily our brand names, product designs and marks.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the construction and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that government regulation will have a material impact on the way we conduct our business, however, any government regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

Research and Development Activities and Costs

We have not incurred any research and development costs for the fiscal years ended December 31, 2020.

Employees

Including our subsidiaries, we have 20 full-time employees and we do not anticipate hiring more employees in the near future.

Description of Properties

Our executive offices are located at Level 11, Tower 4, Puchong Financial, Corporate Centre (PFCC), Jalan Puteri 1/2, Bandar Puteri, 47100 Puchong 47100, Malaysia, and our telephone number is +60 3 8600-0313. We do not own any real estate or other physical properties.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located Level 11, Tower 4, Puchong Financial, Corporate Centre (PFCC), Jalan Puteri 1/2, Bandar Puteri, 47100 Puchong 47100, Malaysia. We believe that this space is adequate for our present operations.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since March 10, 2021, our common stock has been quoted on the OTCQB tier of the OTC Markets Group Inc. (the “OTC Markets”), under the symbol “PRCX.” Between April 1, 2014 and March 9, 2021, our common stock was quoted on the OTCQB tier of the OTC Markets under the stock symbol “RSSV.” On May 18, 2021, the closing bid price on the OTCQX tier for our common stock was $0.0666.

Holders

As of May 7, 2021, there were 136,960,636 shares of common stock issued and outstanding held by approximately 281 holders of record.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or
•

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our Articles of Incorporation.

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans.

Penny Stock Regulations

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual incomes exceeding $0.20 million individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COVID-19 Impacts and Effects

COVID-19, a viral pandemic, has affected the international community, public health, and financial markets throughout the world. Similarly, this public health crisis has impacted the Company, its operations, and the results of those business activities. Due to the location of the Company’s segmented business activities in China, the virus has had a significant impact as it reportedly began spreading from Southeast Asia.

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

For the year ended December 31, 2020, like most businesses, we experienced a swift change in customer behavior during February and March when the pandemic took hold throughout China. Initially, we observed a decrease in business activity in both of our operational segments as news of the pandemic upended typical routines and there was considerable uncertainty about what day-to-day life would be like.

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

Results of Operations

Our operations for the years ended December 31, 2020 and 2019 are outlined below:

Year ended December 31, 2020 compared to year ended December 31, 2019

	Year Ended
	December 31,		Change
	2020	2019	Amount
Revenue	$14,355,341	$29,787,188	$(15,431,847)
Cost of Goods Sold	$14,281,300	$28,270,026	$(13,988,726)
Gross profit	$74,041	$1,517,162	$(1,443,121)
Operating expenses	$3,086,862	$859,121	$2,227,741
Other income (expense)	$(22,767,970)	$309,360	$(23,077,330)
Provision for income taxes	$20,541	$303,979	$(283,438)
Net income (loss)	$(25,801,332)	$663,422	$(26,464,754)

The revenue for the year ended December 31, 2020 decreased by $15,431,847 to $14,355,341 compared with the same period in 2019. The decrease is mainly due to the effects of COVID-19 causing a decrease in demand and consequently the pricing in this period.

Cost of goods sold for the year ended December 31, 2020 decreased by $13,988,726 to $14,281,300 compared with the same period in 2019. The decrease is mainly due to the effects of COVID-19 causing a decrease in revenue in this period.

Operating expenses for the year ended December 31, 2020 increased by $2,227,741 to $3,086,862 compared with the same period in 2019. The increase is mainly due to an increase in professional fees and stock-based compensations.

Other expense for the year ended December 31, 2020 increased by $23,077,330 to $22,767,970 compared with the same period in 2019. The increase is mainly due to interest expense and change in fair value of derivative liabilities related to convertible notes.

Net loss for the year ended December 31, 2020 was $25,801,332 compared to net income of $663,422 in the same period in 2019. The change is mainly due to an increase in operating expenses and other expense.

For the year ended December 31, 2020 and 2019 our results of operations segment, are as follows:

Year Ended December 31, 2020	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$14,355,341	$14,355,341
Cost of goods sold	-	(14,281,300)	(14,281,300)
Operating expenses	(3,041,551)	(45,311)	(3,086,862)
Other expenses	(22,767,970)	-	(22,767,970)
Provision for income taxes	-	(20,541)	(20,541)
Net income (loss)	$(25,809,521)	$8,189	$(25,801,332)

Year Ended December 31, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$29,273,552	$513,636	$29,787,188
Cost of goods sold	-	(27,845,382)	(424,644)	(28,270,026)
Operating expenses	(160,678)	(70,878)	(627,565)	(859,121)
Other income (expenses)	(227,408)	(28,863)	565,631	309,360
Provision for income taxes	-	(326,443)	22,464	(303,979)
Net income (loss)	$(388,086)	$1,001,986	$49,522	$663,422

Holding Company

	Year Ended
	December 31,		Change
	2020	2019	Amount
Revenue	$-	$-	$-
Operating expenses	$3,041,551	$160,678	$2,880,873
Other expense	$22,767,970	$227,408	$22,540,562
Provision for income taxes	$-	$-	$-
Net loss	$25,809,521	$388,086	$25,421,435

Operating expense mainly consists of professional fees for ongoing regulatory requirements and compensation for our management. The increase in operating expense is primarily due to an increase in our management fee and professional fee.

Other expense mainly consists of interest expense and change in fair value of derivative liability from convertible notes.

Oil and Gas

	Year Ended
	December 31,		Change
	2020	2019	Amount
Revenue	$14,355,341	$29,273,552	$(14,918,211)
Cost of goods sold	$14,281,300	$27,845,382	$(13,564,082)
Gross profit	$74,041	$1,428,170	$(1,354,129)
Operating expenses	$45,311	$70,878	$(25,567)
Other income (expense)	$-	$28,863	$(28,863)
Provision for income taxes	$20,541	$326,443	$(305,902)
Net income (loss)	$8,189	$1,001,986	$(993,797)

The decrease in revenue is primarily due to the COVID-19 lockdown. The decrease in cost of goods sold is primarily due to a decrease in revenue. The percentage of gross profit decreased from 4.9% in 2019 to 0.5% in 2020.

Nutritional Services

	Year Ended
	December 31,		Change
	2020	2019	Amount
Revenue	$-	$513,636	$(513,636)
Cost of goods sold	$-	$424,644	$(424,644)
Gross profit	$-	$88,992	$(88,992)
Operating expenses	$-	$627,565	$(627,565)
Other income (expense)	$-	$565,631	$(565,631)
Provision for income taxes	$-	$-	$-
Net income (loss)	$-	$27,058	$(27,058)

On January 1, 2020, the Company deconsolidated Admall. As a result, there was no operation of Nutritional services in 2020.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of December 31, 2020 and 2019, respectively.

Working Capital

The following table provides selected financial data about our Company as of December 31, 2020 and 2019, respectively.

	December 31,	December 31,	Change
	2020	2019	Amount
Cash	$185,948	$277,629	$(91,681)

Current Assets	$10,129,206	$8,934,627	$1,194,579
Current Liabilities	$20, 245,188	$2,341,177	$17,904,011
Working Capital (Deficiency)	$(10,115,982)	$6,593,450	$(16,709,432)

The increase in working capital deficiency was primarily attributed to an increase in current liabilities offset by an increase in current assets. The increase in current assets was primarily attributed to an increase in purchase deposit for inventory. The increase in current liabilities was primarily attributed to an increase in derivative liabilities.

Cash Flow

	Year Ended
	December 31,		Change
	2020	2019	Amount
Cash Flows provided by (used in) operating activities	$(903,260)	$492,144	$(1,395,404)
Cash Flows used in investing activities	$(20,044)	$(614)	$(19,430)
Cash Flows provided by (used in) financing activities	$827,944	$(469,480)	$1,297,424
Effects on changes in foreign exchange rate	$3,679	$(1,812)	$5,491
Net change in cash during period	$(91,681)	$20,238	$(111,919)

Cash Flow from Operating Activities

During the year ended December 31, 2020, our Company used $903,260 in operating activities, compared to $492,144 provided by operating activities during the year ended December 31, 2019. The increase in cash used in operation activities is primarily due to an increase in operating expenses.

Cash Flow from Investing Activities

During the year ended December 31, 2020 and 2019, we used $20,044 and $614 in investing, respectively. For the year ended December 31, 2020, the amount of $20,044 relates to the available cash of the subsidiary deconsolidated during the year.  For the year ended December 31, 2019, the Company used $614 for the purchase of property.

Cash Flow from Financing Activities

During the year ended December 31, 2020 and 2019, our Company received $827,944 from financing activities and used $469,480 in financing activities, respectively. For the year ended December 31, 2020, the Company received $912,000 from convertible notes and $2,500 from loans from related parties, and repaid loans from related parties for $23,556 and convertible notes for $63,000. For the year ended December 31, 2019, the Company received $310,000 from convertible notes and $214,846 from loans from related parties, and repaid loans from related parties for $994,326.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

Phoenix Rising Companies

J&S ASSOCIATE (AF002380) (Registered with PCAOB and MIA) UNIT B222,SOLARIS DUTAMAS 1, JALAN DUTAMAS 1, 50480, Kuala Lumpur, Malaysia. Tel : 03-62053622 Fax : 03-62053623 Email : jspartner348@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

PHOENIX RISING COMPANIES

(Formerly RESORT SAVERS, INC.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Phoenix Rising Companies and its subsidiaries (the ‘Company’) as of December 31, 2020 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered an accumulated deficit of $26,145,758 and net loss of $25,801,332. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J&S Associate

Certified Public Accountants

May 29, 2021

Malaysia

We have served as the Company’s auditor since 2021.

UNIT B222, SOLARIS DUTAMAS 1, JALAN DUTAMAS 1,50480, Kuala Lumpur, Malaysia. Tel: +603-62053622

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Resort Savers, Inc.

Level 11, Tower 4 (PFCC)

Jalan Puteri 1/2

Puchong N8 47100

Malaysia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resort Savers, Inc. (“the Company”) as of December 31, 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
Kuala Lumpur, Malaysia
Date: April 4, 2020

PHOENIX RISING COMPANIES

(Formerly RESORT SAVERS, INC.)

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$185,948	$277,629
Accounts receivable, net	-	548,281
Inventories	5,309,894	7,225,155
Purchase deposit for inventories	4,610,015	878,035
Other current assets	23,349	5,527
Total Current Assets	10,129,206	8,934,627

Property and equipment, net	-	466,316
Goodwill	1,979,787	3,199,594
TOTAL ASSETS	$12,108,993	$12,600,537

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,282,395	$1,461,971
Accrued liabilities and other payables	118,994	85,834
Advance payment	834,595	-
Convertible notes, net of unamortized discounts	287,298	19,864
Due to related parties	107,538	253,581
Derivative liabilities	16,614,368	356,395
Tax payable	-	163,532
Total Current Liabilities	20,245,188	2,341,177

Convertible notes non-current, net of unamortized discounts	182,057	155,570
Deferred tax liabilities	-	18,035
TOTAL LIABILITIES	20,427,245	2,514,782

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Series A Preferred stock, $0.0001 par value; 1,500,000 shares designated; 1,500,000 and 0 shares issued and outstanding, respectively	150	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 121,169,368 and 5,209,881 shares issued and outstanding, respectively	12,117	521
Additional paid-in capital	42,434,390	8,936,263
Subscription receivable	(24,522,000)	-
Retained earnings (accumulated deficit)	(26,145,758)	1,654,947
Accumulated other comprehensive loss	(97,151)	(505,976)
Total shareholders' equity (deficit)	(8,318,252)	10,085,755
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$12,108,993	$12,600,537

The notes are an integral part of these consolidated financial statements.

PHOENIX RISING COMPANIES

(Formerly RESORT SAVERS, INC.)

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	Year Ended
	December 31,
	2020	2019

Revenue	$14,355,341	$29,787,188
Cost of goods sold	14,281,300	28,270,026
Gross Profit	74,041	1,517,162

Operating Expenses
General and administrative	2,193,542	656,541
Professional fees	893,320	202,580
Total Operating Expenses	3,086,862	859,121

Income (Loss) from Operations	(3,012,821)	658,041

Other Income (Expense)
Other income	-	565,631
Other loss	-	(28,863)
Goodwill written-off	(1,219,807)	-
Loss on deconsolidation	(1,188,024)	-
Interest expense	(797,821)	(26,013)
Change in fair value of derivative liabilities	(19,562,318)	(201,395)
Total Other Income (Expense)	(22,767,970)	309,360

Income (Loss) Before Income Taxes	(25,780,791)	967,401
Provision for income taxes	(20,541)	(303,979)
Net Income (Loss)	$(25,801,332)	$663,422

Dividend on Series A Preferred Stock	(1,999,373)	-
Net income (loss) attributable to common stockholders	$(27,800,705)	$663,422

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	408,825	(63,178)
Total Comprehensive Income (Loss)	$(27,391,880)	$600,244

Basic Income (Loss) per Common Share	$(0.30)	$0.13
Diluted Income (Loss) per Common Share	$(0.30)	$0.16

Basic Weighted Average Common Shares Outstanding	94,019,998	5,209,881
Diluted Weighted Average Common Shares Outstanding	94,019,998	5,334,095

The notes are an integral part of these consolidated financial statements.

PHOENIX RISING COMPANIES

(Formerly RESORT SAVERS, INC.)

Consolidated Statements of Stockholders’ Equity (Deficit)

							Retained	Accumulated	Total
	Preferred Stock		Common Stock		Additional		Earnings	Other	Shareholders'
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription receivable	(Accumulated Deficit)	Comprehensive Income (loss)	Equity (deficit)

Balance - December 31, 2018	-	$-	5,209,881	$521	$8,936,263	$-	$991,525	$(442,798)	$9,485,511

Net income	-	-	-	-	-	-	663,422	-	663,422
Other comprehensive loss	-	-	-	-	-	-	-	(63,178)	(63,178)

Balance - December 31, 2019	-	-	5,209,881	$521	$8,936,263	$-	$1,654,947	$(505,976)	$10,085,755

Common stock issued for acquisition of Wandi	-	-	60,000,000	6,000	24,516,000	(24,522,000)	-	-	-
Common stock issued for conversion of debt	-	-	33,802,868	3,380	450,365	-	-	-	453,745
Common stock issued for services	-	-	9,450,000	945	232,780	-	-	-	233,725
Common stock issued for services - related party	1,500,000	150	4,500,000	450	2,058,754	-	-	-	2,059,354
Common stock issued for Settlement of debt	-	-	2,206,619	221	110,110	-	-	-	110,331
Common stock issued for exercised cashless warrant	-	-	6,000,000	600	(600)	-	-	-	-
Resolution of derivative liabilities	-	-	-	-	4,131,345	-	-	-	4,131,345
Beneficial conversion feature	-	-	-	-	1,999,373	-	-	-	1,999,373
Deemed dividend on amortization of beneficial conversion feature on Series A Preferred Stock	-	-	-	-	-	-	(1,999,373)	-	(1,999,373)
Net loss	-	-	-	-	-	-	(25,801,332)	-	(25,801,332)
Other comprehensive loss	-	-	-	-	-	-	-	408,825	408,825

Balance - December 31, 2020	1,500,000	$150	121,169,368	$12,617	$42,747,004	$(24,522,000)	$(26,145,758)	$(97,151)	$(8,318,252)

The notes are an integral part of these consolidated financial statements.

PHOENIX RISING COMPANIES

(Formerly RESORT SAVERS, INC.)

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(25,801,332)	$663,422
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation	-	90,204
Stock based compensation	2,293,078	-
Goodwill written-off	1,219,807	-
Loss on deconsolidation	1,188,024	-
Amortization of debt discount	683,951	20,434
Change in fair value of derivative liabilities	19,562,318	201,395
Provision (benefit) for deferred taxes	-	(22,504)
Changes in operating assets and liabilities:
Amount due from related parties	-	158,860
Accounts receivable	552,881	37,455,222
Inventories	(57,655)	(5,996,384)
Other current assets	(3,507,637)	(848,757)
Accounts payable	2,162,696	(31,016,802)
Deferred revenue	-	(56,408)
Arcane payment	790,440	-
Amount due to related parties	32,844	-
Tax payable	(136,572)	(64,769)
Accrued liabilities and other payable	113,897	(91,769)
Net cash provided by (used in) operating activities	(903,260)	492,144

CASH FLOWS FROM INVESTING ACTIVITIES
Cash of subsidiary deconsolidated	(20,044)	-
Purchase of property and equipment	-	(614)
Net cash used in investing activities	(20,044)	(614)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	912,000	310,000
Repayment of convertible notes	(63,000)	-
Loans from related parties	2,500	214,846
Repayments of loans from related parties	(23,556)	(994,326)
Net cash provided by (used in) financing activities	827,944	(469,480)

Effects on changes in foreign exchange rate	3,679	(1,812)

Net change in cash and cash equivalents	(91,681)	20,238
Cash and cash equivalents - beginning of year	277,629	257,391
Cash and cash equivalents - end of year	$185,948	$277,629

Supplemental Cash Flow Disclosures
Cash paid for interest	$23,435	$-
Cash paid for income taxes	$148,201	$380,242

Non-Cash Investing and Financing Activities:
Common stock issued for settlement of debt - related party	$110,331	$-
Common stock issued for conversion of debt	$4,049,568	$-
Common stock issued for exercised cashless warrant	$600	$-
Beneficial conversion feature	$1,999,373	$-
Derivative liability recognized as debt discount	$827,000	$155,000

The notes are an integral part of these consolidated financial statements.

PHOENIX RISING COMPANIES

(Formerly RESORT SAVERS, INC.)

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Expressed in United States Dollars

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Phoenix Rising Companies. (“we,” “us,” “our,” the “Company “PRCX”) is a Nevada corporation incorporated on June 25, 2012 under the name Resort Savers, Inc. On May 28, 2020, the Company’s corporate name was changed to Phoenix Rising Companies. It is based in Puchong, Malaysia. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is December 31.

The Company makes investments and acquisitions into sound, transparent markets and industries throughout the world. The Company is principally engaged in the trading of oil, gas and lubricant,. From January 1, 2020, the Company deconsolidated the operations in nutrition and health products.

Reverse split

On July 15, 2019, the board of directors (the “Board”) of Phoenix Rising Companies., a Nevada corporation (the “Company”), approved a reverse one-for-one hundred (1-for-100) stock split (the “Reverse Split”) of the Company’s issued and outstanding common stock, par value $0.0001 per share (the “Common Stock”). The Reverse Split had no effect on the number of authorized common stock of the Company, nor did it affect the authorized or issued and outstanding shares of preferred stock, par value $0.0001 per share, since the Company has no shares of preferred stock issued or outstanding. The Reverse Split was approved by FINRA and was effective on September 16, 2019.

All share and per share information in these consolidated financial statements retroactively reflect this reverse stock split.

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

For financial accounting purposes, the Admall Agreement has been accounted for as a reverse acquisition by Admall and resulted in a recapitalization of the Company, with Admall being the accounting acquirer and the Company as the acquired entity. The consummation of the Admall Agreement resulted in a change of control of PRCX. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Admall, and have been prepared to give retroactive effect to the reverse acquisition completed on May 16, 2018 and represent the operations of Admall.

As a result of the above, these consolidated financial statements represent Admall as the accounting acquirer (legal acquiree) and PRCX, from May 16, 2018 forward, as the accounting acquiree (legal acquirer), and the legal capital stock (number and type of equity interests issued) is that of PRCX, the legal parent, in accordance with guidance on reverse acquisitions accounted for as a business combination. Therefore, the Company recognized goodwill of $1,219,807.

On January 1, 2020, the Company deconsolidated Admall. As a result, the Company recorded loss on deconsolidation of $1,188,024 and the related goodwill was written off.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Consolidated Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States and presented in US dollars.

Principles of Consolidation

At December 31, 2020, the principal subsidiaries of the Company were listed as follows:

Entity Name	Acquisition Date	Ownership	Jurisdiction	Investments Held By	Nature of Operation	Fiscal Year
Xing Rui International Investment Holding Group Co., Ltd. (“Xing Rui”)#	December 22, 2014	100%	Seychelles	PRCX	Holding Company	January 31
Xing Rui International Investment Group Ltd. (“Xing Rui HK”) #	December 22, 2014	100%	Hong Kong, the PRC	Xing Rui	Holding Company	January 31
Huaxin Changrong (Shenzhen) Technology Service Co., Ltd. (“Huaxin”) *#	August 27, 2015	100%	the PRC	Xing Rui	Holding Company	December 31
Beijing Yandong Tieshan Oil Products Co., Ltd. (“Tieshan Oil”) *	January 29, 2016	51%	the PRC	Huaxin	Trading of oil products	December 31
	May 16, 2018	49%

____________

*	The English names used are translated only.
#	Consolidated based on management accounts.

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

The Company translates the foreign subsidiaries’ records into U.S. dollar as follows:

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

Tieshan Oil

During the years ended December 31, 2020 and 2019, one customer accounted for 90% and 98% of revenues, respectively.

During the years ended December 31, 2020 and 2019, two vendors accounted for 99% and one vendor accounted for 79% of a total purchase.

As of December 31, 2020 and 2019, one customer accounted for approximately 0% and 98% of accounts receivable and two vendors accounted for approximately 96% and 96% of accounts payable, respectively.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, and deposits, amount due from related parties, accounts payable and accrued liabilities, advanced payments, and due to related parties. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Property and equipment

Fixed assets are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The useful lives are as follows:

Computer and software	5 years
Furniture and fittings	6 years
Motor Vehicles	5 years
Office equipment	4 years
Plant and machinery	5 - 10 years
Renovation	3.3 years

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

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2020, the Company recorded impairment loss on goodwill of $1,219,807.

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

Earnings Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying consolidated financial statements, basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

For the years ended December 31, 2020 and 2019, the following common stock equivalents were included in the computation of diluted net income per share.

	Year Ended
	December 31,
	2020	2019
Convertible notes	24,380,149	199,334
Warrant	245,232,491	116,500
Total	269,612,640	315,834

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt the new standard effective January 1, 2021 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

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

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of December 31, 2020 and 2019. As at December 31, 2020 and 2019, the Company had accounts receivable of $0 and $548,281, respectively.

NOTE 5 – INVENTORIES

At December 31, 2020 and 2019, inventories consisted of the following:

	December 31,	December 31,
	2020	2019

Finished goods	$5,309,894	$7,225,155

NOTE 6 – PROPERTY AND EQUIPMENT

At December 31, 2020 and 2019, property and equipment consisted of the following:

	December 31,	December 31,
	2020	2019
Cost:
Computer and software	$-	$77,995
Furniture and fittings	-	4,369
Office equipment	-	5,863
Plant and machinery	50,540	780,904
	50,540	869,131
Less: accumulated depreciation	(50,540)	(402,815)
Property and equipment, net	$-	$466,316

During the year ended December 31, 2020 and 2019, the Company recorded depreciation of $0 and $90,204, respectively.

During the year ended December 31, 2020 and 2019, the Company acquired assets of $0 and $614, respectively.

NOTE 7 – ACCRUED LIABILITIES AND OTHER PAYABLE

At December 31, 2020 and 2019, accrued liabilities and other payable consisted of the following:

	December 31,	December 31,
	2020	2019
Accrued salary	$-	$18,761
Accrued interest	54,299	5,579
Deposit received	-	10,759
Other payables	64,695	50,735
	$118,994	$85,834

NOTE 8 – CONVERTIBLE NOTE

At December 31, 2020 and 2019, convertible loans consisted of the following:

	December 31,	December 31,
	2020	2019
Convertible Notes - originated in September 18, 2019	$-	$158,000
Convertible Notes - originated in November 20, 2019	-	125,000
Convertible Notes - originated in November 22, 2019	4,064	55,000
Convertible Notes - issued during fiscal year 2020	893,656	-
Total convertible notes payable	897,720	338,000
Less: Unamortized debt discount	(428,365)	(162,566)
Total convertible notes	469,355	175,434
Less: current portion of convertible notes	287,298	19,864
Long-term convertible notes	$182,057	$155,570

For the years ended December 31, 2020 and 2019, the interest expense on convertible notes was $113,870 and $5,579, and amortization of discount, including interest expense, of $683,951 and $20,434, respectively. As of December 31, 2020 and 2019, the accrued interest was $54,299 and $5,579, respectively.

Conversion

During the year ended December 31, 2020, the Company converted notes with principal amounts and accrued interest of $453,745 into 33,802,868 shares of common stock. The corresponding derivative liability at the date of conversion of $3,599,202 was credited to additional paid in capital.

Convertible Notes – Issued during the year ended December 31, 2020

During the year ended December 31, 2020, the Company issued a total principal amount of $1,034,750 convertible note for cash proceeds of $912,000. The terms of convertible note are summarized as follows:

•	Term: a range from 9 months to 18 months;
•	Annual interest rates: 8% - 13%;
•	Convertible at the option of the holders at any time or 180 days from issuance;
•	Conversion prices are based on discounted (10% - 50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.
•

Certain note allows the principal amount will increase by $15,000 and the discount rate of conversion price will decrease by 20% if the conversion price is less than $0.10 or $0.01. As a result, the discount rate of conversion price changed from 50% to 70% and the Company recognized the penalty of $15,000 and recorded principal amount of $15,000.

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

The Company valued the conversion feature and warrant using the Black Scholes valuation model. The fair value of the derivative liability for all warrant and the notes that became convertible, including the notes issued in prior years, during the year ended December 31, 2020 amounted to $3,004,972. $827,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $2,177,972 was recognized as a “day 1” derivative loss.

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

NOTE 9 – WARRANTS

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average	Contractual
	Shares	Exercise Price	life (in years)

Outstanding, December 31, 2018	-	$-	-
Granted	116,500	1.78	3.00
Reset feature	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2019	116,500	$1.67	2.89
Granted	4,441,500	0.36	5.00
Reset feature	246,981,856	0.0070	-
Exercised	(6,307,365)	0.0120	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2020	245,232,491	$0.0070	4.35

Exercisable warrant at December 31, 2020	245,232,491	$0.0070	4.35

During the year ended December 31, 2020 and 2019, the Company issued warrants with convertible notes. Each warrant is immediately exercisable into one share of common stock at a price ranging from $0.25 to $5.00 (2019: $1.25 to $5.00) per share. The warrants will expire on the three to five (2019: three) year anniversary of the issuance date. As a result of the reset features, the warrants increased by 246,981,856 for the period ended December 31, 2020, at a weighted average exercise price of $0.0070 per share as of December 31, 2020. The reset feature of warrants was effective at the time that a separate convertible instrument with lower exercise price was issued.

The Company determined that the warrants qualify for derivative accounting due to the reset feature of warrants, which led to no explicit limit to the number of shares to be delivered upon future settlement of the exercised warrants.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2020 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of December 31, 2020 is $13,736,585.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the years ended December 31, 2020 and 2019:

	Year Ended	Year ended
	December 31,	December 31,
	2020	2019
Expected term	0.04 - 5.00 years	0.89 - 3.00 years
Expected average volatility	175% - 494%	175% - 272%
Expected dividend yield	-	-
Risk-free interest rate	0.08% - 1.47%	1.55% - 1.62%

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2020 and 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2018	$-
Addition of new derivatives recognized as debt discounts	155,000
Addition of new derivatives recognized as loss on derivatives	391,727
Gain on change in fair value of the derivative	(190,332)
Balance - December 31, 2019	$356,395
Addition of new derivatives recognized as debt discounts	827,000
Addition of new derivatives recognized as loss on derivatives	2,177,972
Settled on issuance of common stock	(4,131,345)
Gain on change in fair value of the derivative	17,384,346
Balance - December 31, 2020	$16,614,368

The following table summarizes the loss on derivative liability included in the income statement for the years ended December 31, 2020 and 2019, respectively.

	Years Ended
	December 31,
	2020	2019
Day one loss due to derivative liabilities on convertible notes	$2,177,972	$391,727
Change in fair value of the derivative liabilities	17,384,346	(190,332)
	$19,562,318	$201,395

NOTE 11 - STOCKHOLDERS’ (DEFICIT) EQUITY

The capitalization of the Company consists of the following classes of capital stock as of December 31, 2020:

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

During the year ended December 31, 2020, the Company issued 1,500,000 shares of Series A Preferred Stock to our officer for compensation valued at $1,999,373.

As at December 31, 2020 and 2019, the Company had 1,500,000 and 0 preferred shares issued and outstanding.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended December 31, 2020, the Company issued 115,959,487 shares of common stock as follows;

•	33,802,868 shares for conversion of debt of $453,745
•	60,000,000 shares valued at $24,522,000 for acquisition of Wandi, in which 7,600,000 shares to a related party at $3,106,120
•	9,450,000 shares valued at $233,724 for services
•	4,500,000 shares to related parties valued at $59,981 for services
•	2,206,619 shares to a related party for settlement of debt of $110,331
•	6,000,000 shares for exercise of cashless warrant

As at December 31, 2020 and 2019, the Company had 121,169,368 and 5,209,881 common shares issued and outstanding.

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

As of December 31, 2020, the Company does not have control of Wandi. As a result, the Company determined not to consolidate Wandi and recorded share issuance for acquisition of Wandi as a subscription receivable for $24,522,000, until the common shares of Wandi are delivered.

NOTE 12 – RELATED PARTY TRANSACTIONS

Revenue and Expense

During the year ended December 31, 2019, the Company recorded revenue of $29,273,551 and cost of goods sold from a related party of $25,985,112 and general and administrative expense of $13,101 from the entity who was a related party until September 30, 2019, respectively. Due to a reduction of influence to this entity, the Company determined this entity was no more related party since October 1, 2019.

Due to related party

As of December 31, 2020 and 2019, the Company recorded due to related parties as follows. The loan is non-interest bearing and due on demand.

	December 31,	December 31,
	2020	2019
Loan from directors	$90,826	$142,480
Loan from related party	16,712	111,101
	$107,538	$253,581

During the years ended December 31, 2020 and 2019, the Company borrowed $90,826 (2019: $255,446) and $40,267 (2019: $174,579) from a director and a related party respectively and repaid $0 (2019: $93,494) and $133,887 (2019: $860,439) to the parties, respectively.

During the year ended December 31, 2020, the Company offered and sold 4,250,000 shares of common stock valued at $56,649 to a director in exchange for consideration of performance as an officer and director of the Company and issued 250,000 shares of common stock valued at $3,332 to a related party for services rendered.  A further 2,206,619 shares of common stock were to a related party for settlement of debt of $110,331.

During the year ended December 31, 2020, 7,600,000 shares of the Company’s common stock valued at $3,106,120 were issued to a related party as part consideration for the acquisition of Wandi.

During the year ended December 31, 2020, the Company also issued 1,500,000 shares of Series A Preferred Stock to its director, for his compensation at the value of $1,999,373.

NOTE 13 – INCOME TAXES

The Company operates in the United States and its wholly-owned subsidiaries operate in Hong Kong and China and files tax returns in these jurisdictions.

Income (loss) from continuing operations before income tax expense (benefit) is as follows:

	Year Ended
	December 31,
	2020	2019
Tax jurisdiction from:
United States	$(25,800,824)	$(382,680)
Foreign	20,033	1,350,081
Loss before income taxes	$(25,780,791)	$967,401

Income tax provision is as follows:

	Year Ended
	December 31,
	2020	2019
Tax jurisdiction from:
United States	$-	$-
Foreign	20,541	303,979
Income taxes	$20,541	$303,979

	December 31,
	2020	2019
Deferred tax assets:
NOL carryforwards
United States	708,386	47,574
Foreign	6,122	4,161
Total	714,508	51,735
Less: valuation allowance	(714,508)	(51,735)
Net deferred tax asset	-	-

	December 31,
	2020	2019
Deferred tax liabilities:
NOL carryforwards
United States	-	-
Foreign	-	18,035
Total	-	18,035
Less: valuation allowance	-	-
Net deferred tax liabilities	-	18,035

The expected approximate income tax rate for 2020 and 2019, for United States is 21%, Hong Kong is 16.5%, the PRC is 25%. The total income tax benefit differs from the expected income tax benefit principally due to the valuation allowance recorded against the deferred tax assets which are principally comprised of net operating losses (“NOLs”) and net of deferred tax liabilities.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return. The Company provided a full valuation allowance against its deferred tax assets as of December 31, 2020 and 2019. This valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets may not be realized.

The Company has approximately $3,406,000 of U.S. and foreign carryforwards, the tax effect of which is approximately $715,000 as of December 31, 2020.

The U.S. NOL carryforwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382. The Company has not performed a study to determine if the NOL carryforwards are subject to these Section 382 limitations. In addition, the Company has foreign NOLs. The Company is still evaluating the impact of a change in stock ownership and the potential limitation of foreign NOLs.

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company has recorded a full valuation allowance of $714,508 and $51,735 for deferred tax assets existing as of December 31, 2020 and 2019, respectively. The valuation allowance as of December 31, 2020 and 2019 is attributable to NOL carryforwards in the United States and foreign jurisdictions.

NOTE 14 - SEGMENTED INFORMATION

At December 31, 2019, the Company operates in two industry segments, health beverage and oil and gas, and two geographic segments, Malaysia and China, where majority current assets and equipment are located.

At December 31, 2020 and 2019, segment assets and liabilities were as follows:

December 31, 2020	Holding Company	Oil and gas	Total Consolidated
Assets
Current assets	$355,490	$9,773,716	$10,129,206
Non-current assets	1,979,787	-	1,979,787
Liabilities
Current liabilities	17,138,155	3,107,033	20,245,188
Long term liabilities	182,057	-	182,057
Net assets	$(14,984,935)	$6,666,683	$(8,318,252)

December 31, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Assets
Current assets	$198,916	$6,413,082	$2,322,629	$8,934,627
Non-current assets	3,199,594	-	466,316	3,665,910
Liabilities
Current liabilities	594,891	168,739	1,577,547	2,341,177
Long term liabilities	-	-	18,035	18,035
Net assets	$2,803,619	$6,244,343	$1,193,363	$10,241,325

For the year ended December 31, 2020 and 2019, segment revenue and net income (loss) were as follows:

Year Ended December 31, 2020	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$14,355,341	$14,355,341
Cost of goods sold	-	(14,281,300)	(14,281,300)
Operating expenses	(3,041,551)	(45,311)	(3,086,862)
Other expenses	(22,767,970)	-	(22,767,970)
Provision for income taxes	-	(20,541)	(20,541)
Net income (loss)	$(25,809,521)	$8,189	$(25,801,332)

Year Ended December 31, 2019	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$29,273,552	$513,636	$29,787,188
Cost of goods sold	-	(27,845,382)	(424,644)	(28,270,026)
Operating expenses	(160,678)	(70,878)	(627,565)	(859,121)
Other income (expenses)	(227,408)	(28,863)	565,631	309,360
Provision for income taxes	-	(326,443)	22,464	(303,979)
Net income (loss)	$(388,086)	$1,001,986	$49,522	$663,422

NOTE 15 – COMMITMENTS AND CONTINGENCIES

In March 2016, the Company entered into office lease agreement. The initial monthly fee was MYR 1,700 and the initial term was 2 years. The Company extended the contract to April 2019 and the monthly fee was amended to MYR 1,800.

In September 2018, the Company entered into tenancy agreement. The initial monthly fee was MYR 3,500 and the term was 1 year. The Company extended the contract to December 2019. The tenant shall have the option to renew this agreement for a further period of 1 year. During the years ended December 31, 2020 and 2019, the Company recorded rent expense of $0 and $1,732, respectively.

As of December 31, 2020, the Company has not extended these leases and has no future lease payments.

As of December 31, 2020 and 2019, the Company has no material commitments or contingencies.

NOTE 16 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this audited financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020, up through the date was the Company issued the audited consolidated financial statements.

Subsequent to December 31, 2020, the Company issued its common stock as follows,

•	9,900,730 shares of common stock for conversion of debt of $263,450
•	5,890,538 shares of common stock for cashless exercised warrant

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, are responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our management concluded that as of December 31, 2020 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our internal control over financial reporting under the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Age	Positions

Ding-Shin “DS” Chang	51	President, Chief Executive Officer and Director
Boon Jin “Patrick” Tan	50	Treasurer, Chief Financial Officer and Director
Liang-Yu “Jacky” Chang	45	Secretary

Ding-Shin “DS” Chang

President, Chief Executive Officer and Director

Ding-Shin “DS” Chang, has served as our President, Chief Executive Officer and a Director since February 9, 2018. Mr. Chang has since 2016 owned and operated his own financial services company, SGCI, with offices in Paris, London, Frankfurt, Hong Kong and Beijing, providing consulting services in the areas of lease financing, term financing, project financing, investment funds, fund management, corporate restructuring, and company reorganization. In 2013, he became the Vice-Chairman at a French financial group, a listing sponsor for NYSE-Euronext. His clients included companies from different countries across the globe. He worked for 16 years as a financial specialist and corporate Director serving the IT industry. Mr. Chang’s international professional career has spanned over 25 years, and he is fluent in French, English, and Mandarin Chinese.

Boon Jin “Patrick” Tan

Treasurer, Chief Financial Officer and Director

Dr. Boon-Jin “Patrick” Tan has served as our Secretary, Chief Financial Officer and a Director since February 9, 2018. He founded Admall in 2015 and serves as its chairman. Mr. Tan specializes in corporate branding and identity and has many years of experience researching the human brain and cognition in the context of applied marketing, advertising and branding. Mr. Tan received the Asia Pacific Entrepreneurship Award in 2008 and has been awarded honorary degrees by Shenzhen University (China), Victoria University (Hong Kong), Carlton College (USA), California University School of International Business Studies (USA) and Sabi University (France). He was granted the honorary title of Dato’ Sri in 2016, by the Sultan of Pahang.

Liang-Yu “Jacky” Chang

Secretary

Liang-Yu “Jack” Chang has served as our Secretary since February 9, 2018. He specializes in investor relations in connection with initial public offerings in the United States, the People’s Republic of China and Taiwan. He has held positions with Taiwan’s Chip Hope (8084:TT) and J Touch Corporation (TPE:3584), and United States listed companies GIA Investments Corp. (OTCMKTS:GIAI) and Nownews Digital Media Technology Co. Ltd. (OTCMKTS:NDMT). From 2015 to 2017 Mr. Chang served as Vice President of Asia for Marechal & Associates Limited, and since 2017 he has served Vice President for the German company, SGCI Corporate Finance GmbH.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Term of Office

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than one member. Officers are elected by and serve at the discretion of the Board of Directors.

Director Independence

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

•

Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•

Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Significant Employees and Consultants

As of December 31, 2020, the Company has no significant employees. The Company is managed by Ding-Shin “DS” Chang, our director and officer.

Audit Committee and Conflicts of Interest

Since we do not have an audit, compensation or governance and nominating committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Family Relationships

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

Stockholder Communications with the Board Of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

Employment Agreements

We have no employment agreements with any of our directors.

Indemnification Agreements

We have no indemnification agreements with our officers, directors or any other person.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2020 and 2019:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)
Ding-Shin	2020	0	0	2,056,022	0	0	0	0	2,056,022
“DS” Chang (1)	2019	0	0	0	0	0	0	0	0

Boon Jin	2020	0	0	0	0	0	0	0	0
“Patrick” Tan (2)	2019	0	0	0	0	0	0	0	0

Liang-Yu	2020	0	0	0	0	0	0	0	0
Chang (3)	2019	0	0	0	0	0	0	0	0

_________

(1)	Appointed President, Chief Executive Officer and a Director on February 9, 2018.
(2)	Appointed Secretary, Chief Financial Officer and a Director on February 9, 2018.
(3)	Appointed Secretary on February 9, 2018.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has no employment agreements with its officers or any significant employee and did not enter into any employment contracts, termination of employment, or change-in-control arrangements during the fiscal year ended December 31, 2020.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal year ended December 31, 2020.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal year ended December 31, 2020.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ding-Shin “DS” Chang (1)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-
Boon Jin “Patrick” Tan (2)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-
Liang-Yu Chang (3)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

_____________

(1)	Appointed President, Chief Executive Officer and a Director on February 9, 2018.
(2)	Appointed Secretary, Chief Financial Officer and a Director on February 9, 2018.
(3)	Appointed Secretary on February 9, 2018.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ding-Shin “DS” Chang (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Boon Jin “Patrick” Tan (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed President, Chief Executive Officer and a Director on February 9, 2018.
(2)	Appointed Secretary, Chief Financial Officer and a Director on February 9, 2018.

We currently do not pay any compensation to our directors for serving on our board of directors.

Narrative to Director Compensation Table

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the previous table.

Ding-Shin “DS” Chang and Boon Jin “Patrick” Tan receive no compensation solely in their capacities as directors of the Company. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of May 7, 2021, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 136,710,636 shares of our common stock issued and outstanding as May 7, 2021. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Ding-Shin “DS” Chang (2)	4,250,000	3.1%
Boon Jin “Patrick” Tan (3)	414,638	*
Liang-Yu “Jacky” Chang (4)	30,000	*

Directors and Executive Officers as a Group (3 persons)	4,694,638	3.4%

5% or greater shareholders
Fakuan Liu (5)	30,600,000	22.3%
Likable (HK) Company Ltd. (6)	9,800,000	7.2%
SGCI Corporate Finance GMBH (7)	10,056,619	7.4%

____________

*Less than 1%.

(1) Percentages are calculated based on 136,710,636 shares of the Company’s Common Stock issued and outstanding on May 7, 2021.

(2) Address at Mainzer Landstrasse 50 D-60325 Frankfurt Germany

(3) Address at D-15-05 Menara Mitraland, Jalan Pju 5/1, Kota Damansara, 47810 Selangor, Malaysia.

(4) Address at 2F, No. 63, Sec 6, Xinhai Road, Taipei, Taiwan.

(5) Address at 8 Zu Shang Gou Cun Mo Jie Xiang Yu Zhou Shi, Henan Prov, China 461683.

(6) Address at Flat D 8/F Blk 18 Phase 2 Wham Poa Garden, Kowloon, Hong Kong.

(7) Address at Mainzer Landstrasse 50 D-60325 Frankfurt Germany

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described below, during the past fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5.0% of our outstanding common stock or their family members, that exceeded the lesser of $120,000 million or 1.0% of the average of our total assets at year-end for the last completed fiscal year.

During the years ended December 31, 2020 and 2019, the Company borrowed $90,826 (2019: $255,446) and $40,267 (2019: $174,579) from a director and a related party respectively and repaid $0 (2019: $93,494) and $133,887 (2019: $860,439) to the parties, respectively.

During the year ended December 31, 2020, the Company offered and sold 4,250,000 shares of common stock valued at $56,649 to a director in exchange for consideration of performance as an officer and director of the Company and issued 250,000 shares of common stock valued at $3,332 to a related party for services rendered.  A further 2,206,619 shares of common stock was to a related party for settlement of debt of $110,331.

During the year ended December 31, 2020, 7,600,000 shares of the Company’s common stock valued at $3,106,120 were issued to a related party as part consideration for the acquisition of Wandi.

During the year ended December 31, 2020, the Company also issued 1,500,000 shares of Series A Preferred Stock to a director, for his compensation at the value of $1,999,373.

Director Independence

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Our board of directors has not separately designated and standing committees. Accordingly, the duties customarily performed by an audit committee, compensation committee, and governance and nominating committee are performed by our board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Audit Fees	$26,000	$50,000
Audit Related Fees	$-	$18,000
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$26,000	$61,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.2	Certificate of Amendment*
3.2	Amended and Restated Bylaws (3)
21.1	Subsidiaries of Registrant*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-187437), filed with the Securities and Exchange Commission on March 22, 2019.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-55319), filed with the Securities and Exchange Commission on May 13, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-55319), filed with the Securities and Exchange Commission on July 9, 2018.

*Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX RISING COMPANIES

Date: May 29, 2021	By:	/s/ Ding-Shin “DS” Chang
	Name:	Ding-Shin “DS” Chang
	Title:	President and Chief Executive Officer (principal executive officer)

Date: May 29, 2021	By:	/s/ Boon Jin “Patrick” Tan
	Name:	Boon Jin “Patrick” Tan
	Title:	Chief Financial Officer (principal accounting officer, and principal financial officer)

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 2021	By:	/s/ Ding-Shin “DS” Chang
	Name:	Ding-Shin “DS” Chang
	Title:	President and Chief Executive Officer and Director (principal executive officer)

Date: May 29, 2021	By:	/s/ Boon Jin “Patrick” Tan
	Name:	Boon Jin “Patrick” Tan
	Title:	Treasurer, Chief Financial Officer and Director (principal accounting officer, and principal financial officer)

