Form 10-Q
period 2021-03-31
Phoenix Rising Companies, Inc.
filed 2021-06-09
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 000-55319

PHOENIX RISING COMPANIES
(Exact name of registrant as specified in its charter)

Nevada	46-1993448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 11, Tower 4, Puchong Financial Corporate Centre (PFCC) Jalan Puteri 1/2, Bandar Puteri, 47100

Puchong, Malaysia

(Address of principal executive offices, zip code)

+60 3 8600 0313

(Registrant’s telephone number, including area code)

________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8, 2021, there were 136,960,636 shares of common stock, $0.0001 par value per share, outstanding.

PHOENIX RISING COMPANIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2021

INDEX

Index		Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.	4

	Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020.	4

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2021 and 2019 (unaudited)	5

	Condensed Statements of Shareholders’ Equity (Deficit) for Three Months ended March 31, 2021 and 2020, and the year ended December 31, 2020 (unaudited).	6

	Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2021 and 2020 (unaudited).	7

	Notes to Condensed Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4.	Controls and Procedures.	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	19

Item 1A.	Risk Factors.	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults Upon Senior Securities.	19

Item 4.	Mine Safety Disclosures.	19

Item 5.	Other Information.	19

Item 6.	Exhibits.	20

Signatures		21

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Phoenix Rising Companies, a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things to fluctuations in commodities prices, the ability to obtain additional financing, the ability to obtain permits, licenses and approvals, as well as general industry and market conditions and growth rates and general economic conditions; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PHOENIX RISING COMPANIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$175,347	$185,948
Accounts receivable, net	2,417,245	-
Inventory	12,649,967	5,309,894
Purchase deposit for inventory	1,494,632	4,610,015
Other current assets	10,000	23,349
Total Current Assets	16,747,191	10,129,206

Goodwill	1,979,787	1,979,787
TOTAL ASSETS	$18,726,978	$12,108,993

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$9,741,442	$2,282,395
Accrued liabilities and other payables	184,172	118,994
Advance payment	-	834,595
Convertible notes, net of unamortized discounts	366,820	287,298
Due to related parties	107,538	107,538
Derivative liabilities	23,282,709	16,614,368
Tax payable	3,472	-
Total Current Liabilities	33,686,153	20,245,188

Convertible notes non-current, net of unamortized discounts	185,943	182,057
TOTAL LIABILITIES	33,872,096	20,427,245

Commitment and contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Series A Preferred stock, $0.0001par value; 1,500,000 shares designated; 1,500,000 shares issued and outstanding,	150	150
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 136,960,636 and 121,169,368 shares issued and outstanding, respectively	13,696	12,117
Additional paid-in capital	44,372,041	42,434,390
Subscription receivable	(24,522,000)	(24,522,000)
Accumulated deficit	(34,830,564)	(26,145,758)
Accumulated other comprehensive loss	(178,441)	(97,151)
Total shareholders' deficit	(15,145,118)	(8,318,252)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$18,726,978	$12,108,993

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$4,272,841	$925,657
Cost of goods sold	4,254,731	857,567
Gross Profit	18,110	68,090

Operating Expenses
General and administrative	88,250	107,408
Professional fees	47,885	175,444
Total Operating Expenses	136,135	282,852

Loss from Operations	(118,025)	(214,762)

Other Income (Expense)
Other income	-	64,799
Other loss	(1,820)	-
Interest expense	(331,840)	(75,973)
Change in fair value of derivative liabilities	(8,233,121)	(88,918)
Total Other Expense	(8,566,781)	(100,092)

Loss Before Income Taxes	(8,684,806)	(314,854)
Provision for income taxes	-	(3,396)
Net Loss	$(8,684,806)	$(318,250)

Other Comprehensive Loss
Foreign currency translation adjustments	(81,290)	(170,808)
Total Comprehensive Loss	$(8,766,096)	$(489,058)

Basic and Diluted Loss per Common Share	$(0.07)	$(0.06)
Basic and Diluted Weighted Average Common Shares Outstanding	$128,338,538	$5,209,881

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

Three Months Ended March 31, 2021

								Accumulated
	Series A Preferred Stock		Common Stock		Additional			Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription receivable	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance - December 31, 2020	1,500,000	$150	121,169,368	$12,117	$42,434,390	$(24,522,000)	$(26,145,758)	$(97,151)	$(8,318,252)

Common stock issued for conversion of debt	-	-	9,900,730	990	253,460	-	-	-	254,450
Common stock issued for exercised cashless warrant	-	-	5,890,538	589	(589)	-	-	-	-
Resolution of derivative liabilities	-	-	-	-	1,684,780	-	-	-	1,684,780
Net loss	-	-	-	-	-	-	(8,684,806)	-	(8,684,806)
Other comprehensive loss	-	-	-	-	-	-	-	(81,290)	(81,290)

Balance - March 31, 2021	1,500,000	$150	136,960,636	$13,696	$44,372,041	$(24,522,000)	$(34,830,564)	$(178,441)	$(15,145,118)

Three Months Ended March 31, 2020

					Accumulated
	Common Stock		Additional		Other	Total
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Stockholders’ Equity

Balance - December 31, 2019	5,209,881	$521	$8,936,263	$1,654,947	$(505,976)	$10,085,755

Net loss	-	-	-	(318,250)	-	(318,250)
Other comprehensive loss	-	-	-	-	(170,808)	(170,808)

Balance - March 31, 2020	5,209,881	$521	$8,936,263	$1,336,697	$(676,784)	$9,596,697

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,684,806)	$(318,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	23,513
Amortization of debt discount	304,064	66,794
Change in fair value of derivative liabilities	8,233,121	88,918
Changes in operating assets and liabilities:
Accounts receivable	(2,444,173)	(888,423)
Inventories	(7,439,398)	(18,781)
Other current assets	3,148,919	797,182
Accounts payable	7,549,594	71,281
Amount due to related parties	-	24,068
Advance payment	(841,137)	-
Tax payable	3,511	(138,275)
Accrued liabilities and other payable	34,772	63,361
Net cash used in operating activities	(135,533)	(228,612)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(92,342)
Net cash used in investing activities	-	(92,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	125,000	90,000
Loans from related parties	-	110,765
Repayments of loans from related parties	-	(47,545)
Net cash provided by financing activities	125,000	153,220

Effects on changes in foreign exchange rate	(68)	(1,182)

Net change in cash and cash equivalents	(10,601)	(168,916)
Cash and cash equivalents - beginning of period	185,948	277,627
Cash and cash equivalents - end of period	$175,347	$108,711

Supplemental Cash Flow Disclosures
Cash paid for interest	$27,777	$-
Cash paid for income taxes	$-	$136,424

Non-Cash Investing and Financing Activity:
Common stock issued for conversion of debt	$1,216,276	$-
Common stock issued for exercised cashless warrant	$589	$-
Beneficial conversion feature	$-	$-
Derivative liability recognized as debt discount	$120,000	$245,000

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

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

The Company makes investments and acquisitions into sound, transparent markets and industries throughout the world. The Company is principally engaged in the trading of oil, gas and lubricant. From January 1, 2020, the Company deconsolidated the operations in nutrition and health products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its condensed consolidated financial statements in accordance with rules and regulations of the U.S. Securities and Exchange Commission (SEC) and generally accepted accounting principles (“GAAP”) in the United States of America. The accompanying consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X and presented in United States dollars.

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on June 1, 2021.

Principles of Consolidation

At March 31, 2021, the principal subsidiaries of the Company were listed as follows:

Entity Name	Acquisition Date	Ownership	Jurisdiction	Investments Held By	Nature of Operation	Fiscal Year
Xing Rui International Investment Holding Group Co., Ltd. (“Xing Rui”)	December 22, 2014	100%	Seychelles	PRCX	Holding Company	December 31
Xing Rui International Investment Group Ltd. (“Xing Rui HK”)	December 22, 2014	100%	Hong Kong, the PRC	Xing Rui	Holding Company	December 31
Huaxin Changrong (Shenzhen) Technology Service Co., Ltd. (“Huaxin”) *	August 27, 2015	100%	the PRC	Xing Rui	Holding Company	December 31
Beijing Yandong Tieshan Oil Products Co., Ltd. (“Tieshan Oil”) *	January 29, 2016	51%	the PRC	Huaxin	Trading of oil products	December 31
	May 16, 2018	49%

____________

*	The English names used are translated only.

These condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated upon the consolidation.

Use of Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”.

The Company’s functional currency and reporting currency is the U.S. dollar, and our subsidiaries’ functional currency is the Chinese Yuan Renminbi (“CNY”), and Hong Kong Dollar (“HKD”).

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

Tieshan Oil

During the three months ended March 31, 2021 and 2020, one customer accounted for 100% of revenues.

During the three months ended March 31, 2021 and 2020, one vendor accounted for 100% of total purchases.

As of March 31, 2021 and December 31, 2020, one customer accounted for approximately 100% and 0% of accounts receivable, and one vendor accounted for approximately 100% and two vendors for 96% of accounts payable, respectively.

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

For the three months ended March 31, 2021 and 2020, the following common stock equivalents were included in the computation of diluted net income per share.

	Three Months Ended March 31,
	2021	2020
	(Shares)	(Shares)
Convertible notes	12,841,294	2,061,429
Warrant	240,155,431	333,398
Total	252,996,725	2,394,827

NOTE 3 - GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet had sufficient revenues to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivables are reflected as a current asset and no allowance for bad debt has been recorded as of March 31, 2021 and December 31, 2020. As at March 31, 2021 and December 31, 2020, the Company had accounts receivable of $2,417,245 and $0, respectively.

NOTE 5 – INVENTORIES

Inventories at March 31, 2021 and December 31, 2020 consist of the following:

	March 31,	December 31,
	2021	2020

Finished goods	$12,649,967	$5,309,894

NOTE 6 – CONVERTIBLE NOTE

At March 31, 2021 and December 31, 2020, convertible loans consisted of the following:

	March 31,	December 31,
	2021	2020
Convertible Notes - originated in November 22, 2019	$4,064	$4,064
Convertible Notes - issued during fiscal year 2020	668,000	893,656
Convertible Notes - issued during fiscal year 2021	131,000	-
Total convertible notes payable	803,064	897,720
Less: Unamortized debt discount	(250,301)	(428,365)
Total convertible notes	552,763	469,355
Less: current portion of convertible notes	366,820	287,298
Long-term convertible notes	$185,943	$182,057

For the three months ended March 31, 2021 and 2020, the interest expense on convertible notes was $27,777 and $9,179, and amortization of discount, including interest expense, of $304,063 and $66,794, respectively. As of March 31, 2021 and December 31, 2020, the accrued interest was $53,281 and $54,299, respectively.

Conversion

During the three months ended March 31, 2021, the Company converted notes with principal amounts and accrued interest of $254,450 into 9,900,730 shares of common stock. The corresponding derivative liability at the date of conversion of $962,816 was credited to additional paid in capital.

Convertible Notes – Issued during the three months ended March 31, 2021

During the three months ended March 31, 2021, the Company issued a total principal amount of $131,000 convertible note for cash proceeds of $125,000. The terms of convertible note are summarized as follows:

•	Term: 18 months;
•	Annual interest rates: 8%;
•	Convertible at the option of the holders at any time after 180 days from issuance;
•	Conversion prices are based on discounted (35% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

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

The Company valued the conversion feature and warrant using the Black Scholes valuation model. The fair value of the derivative liability for all warrant and the notes that became convertible, including the notes issued in prior years, during the three months ended March 31, 2021 amounted to $248,396. $120,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $128,396 was recognized as a “day 1” derivative loss.

NOTE 7 – WARRANTS

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average	Contractual life
	Shares	Exercise Price	(in years)

Outstanding, December 31, 2020	245,232,491	$0.0069	4.35
Granted	-	-	-
Reset feature	-	-	-
Exercised	(5,077,060)	0.0079	-
Forfeited/canceled	-	-	-
Outstanding, March 31, 2021	240,155,431	$0.0068	4.14

The Company determined that the warrants qualify for derivative accounting due to the reset feature of warrants, which led to no explicit limit to the number of shares to be delivered upon future settlement of the exercised warrants.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at March 31, 2021 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of March 31, 2021 is $22,433,306.

NOTE 8 – DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the three months ended March 31, 2021 and the year ended December 31, 2020:

	Three Months Ended	Year ended
	March 31, 2021	December 31, 2020
Expected term	0.14 - 4.47 years	0.04 - 5.00 years
Expected average volatility	222% - 363%	175% - 494%
Expected dividend yield	-	-
Risk-free interest rate	0.01% - 0.92%	0.08% - 1.47%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2021 and 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$16,614,368
Addition of new derivatives recognized as debt discounts	120,000
Addition of new derivatives recognized as loss on derivatives	128,396
Settled on issuance of common stock	(1,684,780)
Loss on change in fair value of the derivative	8,104,725
Balance - March 31, 2021	$23,282,709

The following table summarizes the loss on derivative liability included in the income statement for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended
	March 31,
	2021	2020
Day one loss due to derivative liabilities on convertible notes	$128,396	$88,918
Change in fair value of the derivative liabilities	8,104,725	-
	$8,233,121	$88,918

NOTE 9 - STOCKHOLDERS’ DEFICIT

The capitalization of the Company consists of the following classes of capital stock as of March 31, 2021:

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

As at March 31, 2021 and December 31, 2020, the Company had 1,500,000 preferred shares issued and outstanding.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the three months ended March 31, 2021, the Company issued 15,791,268 shares of common stock as follows;

•	9,900,730 shares of common stock issued for conversion of debt of $254,450.

•	5,890,538 shares of common stock issued for cashless exercise of warrant.

As at March 31, 2021 and December 31, 2020, the Company had 136,960,636 shares and 121,169,368 common shares issued and outstanding.

Subscription receivable

On February 24, 2020, the Company entered into a Purchase Agreement (the “Agreement”) with Mr. Liu FaKuan (“Seller”), the sole owner of Henan Wandi Mining Product Development Co., Ltd. (“Wandi”), a corporation organized in the People’s Republic of China (“PRC”), pursuant to which the Company will effect an acquisition of Wandi by acquiring from the Seller all outstanding equity interests of Wandi. Wandi owns 49% of a coal mine known as You Zhou Shenhuo Kuanfa Mining Company Ltd., (the “Mine”), with Zhengshou Yshong Coal Industry Co., Ltd. (a State-owned enterprise) owning the remaining51% of the Mine.

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

As of March 31, 2021, the Company does not have control of Wandi. As a result, the Company determined not to consolidate Wandi and recorded share issuance for acquisition of Wandi as a subscription receivable for $24,522,000, until the common shares of Wandi are delivered.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of March 31, 2021 and December 31, 2020, the Company recorded due to related parties of $107,538. The loan is non-interest bearing and due on demand.

NOTE 11 - SEGMENTED INFORMATION

At March 31, 2021, the Company operates in one industry segment, oil and gas, and two geographic segments, China, where majority current assets and equipment are located.

At March 31, 2021 and December 31, 2020, segment assets and liabilities were as follows:

March 31, 2021	Holding Company	Oil and gas	Total Consolidated
Assets
Current assets	$345,658	$16,401,533	$16,747,191
Non-current assets	1,979,787	-	1,979,787
Liabilities
Current liabilities	23,935,597	9,750,556	33,686,153
Long term liabilities	185,943	-	185,943
Net assets	$(21,796,095)	$6,650,977	$(15,145,118)

December 31, 2020	Holding Company	Oil and gas	Total Consolidated
Assets
Current assets	$355,490	$9,773,716	$10,129,206
Non-current assets	1,979,787	-	1,979,787
Liabilities
Current liabilities	17,138,155	3,107,033	20,245,188
Long term liabilities	182,057	-	182,057
Net assets	$(14,984,935)	$6,666,683	$(8,318,252)

For the three months ended March 31, 2021 and 2020, segment revenue and net income (loss) were as follows:

Three Months Ended March 31, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$4,272,841	$4,272,841
Cost of goods sold	-	(4,254,731)	(4,254,731)
Operating expenses	(126,001)	(10,134)	(136,135)
Other expenses	(8,564,961)	(1,820)	(8,566,781)
Provision for income taxes	-	-	-
Net income (loss)	$(8,690,962)	$6,156	$(8,684,806)

Three Months Ended March 31, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$882,911	$42,746	$925,657
Cost of goods sold	-	(804,044)	(53,523)	(857,567)
Operating expenses	(175,588)	(10,946)	(96,318)	(282,852)
Other income (expenses)	(164,891)	-	64,799	(100,092)
Provision for income taxes	-	(3,396)	-	(3,396)
Net income (loss)	$(340,479)	$64,525	$(42,296)	$(318,250)

NOTE 12- SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our operations for the three months ended March 31, 2021 and 2020 are outlined below:

Three months ended March 31, 2021 compared to three months ended March 31, 2020

	Three Months Ended
	March 31,		Change
	2021	2020	Amount
Revenue	$4,272,841	$925,657	$3,347,184
Cost of Goods Sold	$4,254,731	$857,567	$3,397,164
Gross profit	$18,110	$68,090	$(49,980)
Operating expenses	$136,135	$282,852	$(146,717)
Other expense	$8,566,781	$100,092	$8,466,689
Provision for income taxes	$-	$3,396	$(3,396)
Net loss	$8,684,806	$318,250	$8,366,556

The revenue for the three months ended March 31, 2021 increased by $3,347,184 to $4,272,841 compared with the same period in 2020. The increase is mainly due to the effects of COVID-19 causing a decrease in demand and consequently the pricing in prior period.

Cost of goods sold for the three months ended March 31, 2021 increased by $3,397,164 to $4,254,731 compared with the same period in 2020. The increase is mainly due to the effects of COVID-19 causing a decrease in revenue in prior period.

Operating expenses for the three months ended March 31, 2021 decreased by $146,717 to $136,135 compared with the same period in 2020. The decrease is mainly due to cost control under pandemic period in operating and management expenses.

Other expense for the three months ended March 31, 2021 increased by $8,466,689 to $8,566,781 compared with the same period in 2020. The increase is mainly due to change in fair value of derivative liabilities related to convertible notes.

Net loss for the three months ended March 31, 2021 was $8,684,806 compared to $318,250 in the same period in 2020. The change is mainly due to an increase in other expense.

For the three months ended March 31, 2021 and 2019 our results of operations segment, are as follows:

Three Months Ended March 31, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$4,272,841	$4,272,841
Cost of goods sold	-	(4,254,731)	(4,254,731)
Operating expenses	(126,001)	(10,134)	(136,135)
Other expenses	(8,564,961)	(1,820)	(8,566,781)
Provision for income taxes	-	-	-
Net income (loss)	$(8,690,962)	$6,156	$(8,684,806)

Three Months Ended March 31, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$882,911	$42,746	$925,657
Cost of goods sold	-	(804,044)	(53,523)	(857,567)
Operating expenses	(175,588)	(10,946)	(96,318)	(282,852)
Other income (expenses)	(164,891)	-	64,799	(100,092)
Provision for income taxes	-	(3,396)	-	(3,396)
Net income (loss)	$(340,479)	$64,525	$(42,296)	$(318,250)

Holding Company

	Three Months Ended
	March 31,		Change
	2021	2020	Amount
Revenue	$-	$-	$-
Operating expenses	$126,001	$175,588	$(49,587)
Other expense	$8,564,961	$164,891	$8,400,070
Provision for income taxes	$-	$-	$-
Net loss	$(8,690,962)	$(340,479)	$(8,350,483)

Operating expense mainly consists of professional fees for ongoing regulatory requirements and compensation for our management.

Other expense mainly consists of interest expense and change in fair value of derivative liability from convertible notes.

Oil and Gas

	Three Months Ended
	March 31,		Change
	2021	2020	Amount
Revenue	$4,272,841	$882,911	$3,389,930
Cost of goods sold	$4,254,731	$804,044	$3,450,687
Gross profit	$18,110	$78,867	$(60,757)
Operating expenses	$10,134	$10,946	$(812)
Other expense	$1,820	$-	$1,820
Provision for income taxes	$-	$3,396	$(3,396)
Net income	$6,156	$64,525	$(58,369)

The increase in revenue is primarily due to the COVID-19 lockdown in 2020. The increase in cost of goods sold is primarily due to an increase in revenue. The percentage of gross profit decreased from 8.9% in 2020 to 0.4% in 2020.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of March 31, 2021 and December 31, 2020, respectively.

Working Capital

The following table provides selected financial data about our Company as of March 31, 2021 and December 31, 2020, respectively.

	March 31,	December 31,	Change
	2021	2020	Amount
Cash	$175,347	$185,948	$(10,601)

Current Assets	$16,747,191	$10,129,206	$6,617,985
Current Liabilities	$33,686,153	$20,245,188	$13,440,965
Working Capital Deficiency	$(16,938,962)	$(10,115,982)	$(6,822,980)

The increase in working capital deficiency was primarily attributed to an increase in current liabilities offset by an increase in current assets. The increase in current assets was primarily attributed to an increase in accounts receivable and inventories. The increase in current liabilities was primarily attributed to an increase in accounts payable and derivative liabilities.

Cash Flow

	Three Months Ended
	March 31,		Change
	2021	2020	Amount
Cash Flows used in operating activities	$(135,533)	$(228,612)	$93,079
Cash Flows used in investing activities	$-	$(92,342)	$92,342
Cash Flows provided by financing activities	$125,000	$153,220	$(28,220)
Effects on changes in foreign exchange rate	$(68)	$(1,182)	$1,114
Net change in cash during period	$(10,601)	$(168,916)	$158,315

Cash Flow from Operating Activities

During the three months ended March 31, 2021, our Company used $135,533 in operating activities, compared to $228,612 during the three months ended March 31, 2020. The decrease in cash used in operation activities is primarily due to a decrease in operating expenses.

Cash Flow from Investing Activities

During the three months ended March 31, 2021, we did not have any investing activities. For the three months ended March 31, 2020, we used $92,342 for purchase of property and equipment.

Cash Flow from Financing Activities

During the three months ended March 31, 2021 and 2020, our Company received $125,000 and $153,220 from financing activities, respectively. For the three months ended March 31, 2021, the Company received $125,000 from the issuance of convertible notes. For the three months ended March 31, 2020, the Company received $90,000 from the issuance of convertible notes and $110,765 from loans from related parties, and repaid loans from related parties for $47,545.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and out Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during this quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.2	Certificate of Amendment (4)
3.2	Amended and Restated Bylaws (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*+
101.SCH	XBRL Taxonomy Extension Schema Document*+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*+

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-187437), filed with the Securities and Exchange Commission on March 22, 2019.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-55319), filed with the Securities and Exchange Commission on May 13, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-55319), filed with the Securities and Exchange Commission on July 9, 2018.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-55319), filed with the Securities and Exchange Commission on June 1, 2021.

*Filed herewith.

+ XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX RISING COMPANIES

Date: June 9, 2021	By:	/s/ Ding-Shin “DS” Chang
	Name:	Ding-Shin “DS” Chang
	Title:	President and Chief Executive Officer (principal executive officer)

Date: June 9, 2021	By:	/s/ Boon Jin “Patrick” Tan
	Name:	Boon Jin “Patrick” Tan
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

