Form 10-Q
period 2021-06-30
Phoenix Rising Companies, Inc.
filed 2021-08-17
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 000-55319

Phoenix Rising Companies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-1993448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

641 10th Street, Cedartown,

Georgia 30125, USA

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

As of August 13, 2021, there were 139,926,076 shares of common stock, $0.0001 par value per share, outstanding.

PHOENIX RISING COMPANIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2021

INDEX

Index		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

	Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020.	4

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2021 and 2020 (unaudited)	5

	Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for Six Months ended June 30, 2021 and 2020, and the year ended December 31, 2020 (unaudited).	6

	Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2021 and 2020 (unaudited).	7

	Notes to Condensed Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4.	Controls and Procedures.	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	22

Item 1A.	Risk Factors.	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Mine Safety Disclosures.	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	23

Signatures		24

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PHOENIX RISING COMPANIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$388,977	$185,948
Accounts receivable, net	7,143,980	-
Inventory	9,277,703	5,309,894
Purchase deposit for inventory	931,037	4,610,015
Other current assets	173,801	23,349
Total Current Assets	17,915,498	10,129,206

Goodwill	1,979,787	1,979,787
TOTAL ASSETS	$19,895,285	$12,108,993

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$10,655,114	$2,282,395
Accrued liabilities and other payables	218,691	118,994
Advance payment	-	834,595
Convertible notes, net of unamortized discounts	536,833	287,298
Due to related parties	99,588	107,538
Derivative liabilities	11,914,091	16,614,368
Tax payable	3,732	-
Total Current Liabilities	23,428,049	20,245,188

Convertible notes non-current, net of unamortized discounts	276,466	182,057
TOTAL LIABILITIES	23,704,515	20,427,245

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Series A Preferred stock, $0.0001 par value; 1,500,000 shares designated; 1,500,000 and 0 shares issued and outstanding, respectively	150	150
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 139,926,076 and 121,169,368 shares issued and outstanding, respectively	13,993	12,117
Additional paid-in capital	44,580,156	42,434,390
Subscription receivable	(24,522,000)	(24,522,000)
Accumulated deficit	(23,798,970)	(26,145,758)
Accumulated other comprehensive loss	(82,559)	(97,151)
Total shareholders' deficit	(3,809,230)	(8,318,252)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$19,895,285	$12,108,993

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$4,192,154	$4,439,890	$8,464,995	$5,365,547
Cost of goods sold	4,165,831	4,369,059	8,420,562	5,226,626
Gross Profit	26,323	70,831	44,433	138,921

Operating Expenses
General and administrative	78,059	2,166,617	166,309	2,274,025
Professional fees	132,578	389,363	180,463	564,807
Total Operating Expenses	210,637	2,555,980	346,772	2,838,832

Loss from Operations	(184,314)	(2,485,149)	(302,339)	(2,699,911)

Other Income (Expense)
Other income	-	-	-	64,799
Other loss	(10,981)	-	(12,801)	-
Interest expense	(288,837)	(210,504)	(620,677)	(286,477)
Change in fair value of derivative liabilities	11,515,726	(2,870,558)	3,282,605	(2,959,476)
Total Other Income (Expense)	11,215,908	(3,081,062)	2,649,127	(3,181,154)

Income (Loss) Before Income Taxes	11,031,594	(5,566,211)	2,346,788	(5,881,065)
Provision for income taxes	-	(13,138)	-	(16,534)
Net Income (Loss)	$11,031,594	$(5,579,349)	$2,346,788	$(5,897,599)

Dividend on Series A Preferred Stock	-	(1,999,373)	-	(1,999,373)
Net income (loss) attributable to common stockholders	$11,031,594	$(7,578,722)	$2,346,788	$(7,896,972)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	95,882	25,661	14,592	(145,147)
Total Comprehensive Income (Loss)	$11,127,476	$(7,553,061)	$2,361,380	$(8,042,119)

Basic Income (Loss) per Common Share	$0.08	$(0.33)	$0.02	$(0.56)
Diluted Loss per Common Share	$(0.00)	$(0.33)	$(0.00)	$(0.56)

Basic Weighted Average Common Shares Outstanding	136,634,606	23,070,367	136,330,560	14,140,124
Diluted Weighted Average Common Shares Outstanding	533,842,925	23,070,367	534,597,354	14,140,124

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

Six months ended June 30, 2021

								Accumulated
	Series A Preferred Stock		Common Stock		Additional			Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription receivable	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance - December 31, 2020	1,500,000	$150	121,169,368	$12,117	$42,434,390	$(24,522,000)	$(26,145,758)	$(97,151)	$(8,318,252)

Common stock issued for conversion of debt	-	-	9,900,730	990	253,460	-	-	-	254,450
Common stock issued for exercised cashless warrant	-	-	5,890,538	589	(589)	-	-	-	-
Resolution of derivative liabilities	-	-	-	-	1,684,780	-	-	-	1,684,780
Net loss	-	-	-	-	-	-	(8,684,806)	-	(8,684,806)
Other comprehensive loss	-	-	-	-	-	-	-	(81,290)	(81,290)

Balance - March 31, 2021	1,500,000	$150	136,960,636	$13,696	$44,372,041	$(24,522,000)	$(34,830,564)	$(178,441)	$(15,145,118)

Common stock issued for conversion of debt	-	-	2,965,440	297	96,723	-	-	-	97,020
Resolution of derivative liabilities	-	-	-	-	111,392	-	-	-	111,392
Net income	-	-	-	-	-	-	11,031,594	-	11,031,594
Other comprehensive income	-	-	-	-	-	-	-	95,882	95,882

Balance - June 30, 2021	1,500,000	$150	139,926,076	$13,993	$44,580,156	$(24,522,000)	$(23,798,970)	$(82,559)	$(3,809,230)

Six Months Ended June 30, 2020

								Accumulated
	Series A Preferred Stock		Common Stock		Additional		Retained	Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription receivable	Earnings (Deficit)	Comprehensive Loss	Stockholders' Equity

Balance - December 31, 2019	-	$-	5,209,881	$521	$8,936,263	$-	$1,654,947	$(505,976)	$10,085,755

Net loss	-	-	-	-	-		(318,250)	-	(318,250)
Other comprehensive loss	-	-	-	-	-		-	(170,808)	(170,808)

Balance - March 31, 2020	-	$-	5,209,881	$521	$8,936,263	$-	$1,336,697	$(676,784)	$9,596,697

Common stock issued for acquisition of Wandi	-	-	60,000,000	6,000	24,516,000	(24,522,000)	-	-	-
Common stock issued for conversion of debt	-	-	1,291,868	129	394,393		-	-	394,522
Common stock issued for services	-	-	9,150,000	915	222,510		-	-	223,425
Common stock issued for services - related party	1,500,000	150	4,700,000	470	2,058,754		-	-	2,059,374
Common stock issued for Settlement of debt	-	-	2,206,619	221	110,110		-	-	110,331
Beneficial conversion feature	-	-	-	-	1,999,373		-	-	1,999,373
Deemed dividend on amortization of beneficial conversion feature on Series A Preferred shares	-	-	-	-			(1,999,373)	-	(1,999,373)
Net loss	-		-	-	-		(5,579,349)	-	(5,579,349)
Other comprehensive income	-		-	-	-		-	25,661	25,661

Balance - June 30, 2020	1,500,000	$150	82,558,368	$8,256	$38,237,403	$(24,522,000)	$(6,242,025)	$(651,123)	$6,830,661

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,346,788	$(5,897,599)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	-	49,457
Stock based compensation	-	2,282,799
Amortization of debt discount	537,600	248,678
Change in fair value of derivative liabilities	(3,282,605)	2,959,476
Penalty interest	31,500	15,000
Changes in operating assets and liabilities:
Accounts receivable	(7,134,750)	(5,903,391)
Inventories	(388,461)	(90,918)
Other current assets	57,631	(69,246)
Accounts payable	8,337,298	6,056,625
Deferred revenue	(842,772)	-
Amount due to related party	-	31,568
Tax payable	3,727	(138,640)
Accrued liabilities and other payable	70,955	38,019
Net cash used in operating activities	(263,089)	(418,172)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(83,032)
Net cash used in investing activities	-	(83,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan	-	(1,177)
Proceeds from convertible notes	473,500	150,000
Loans from related parties	-	222,298
Repayments of loans from related parties	(7,950)	(70,574)
Net cash provided by financing activities	465,550	300,547

Effects on changes in foreign exchange rate	568	(2,073)

Net change in cash and cash equivalents	203,029	(202,730)
Cash and cash equivalents - beginning of period	185,948	277,627
Cash and cash equivalents - end of period	$388,977	$74,897

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$203
Cash paid for income taxes	$1,824	$149,500

Non-Cash Investing and Financing Activity:
Common stock issued for settlement of debt - related party	$-	$110,331
Common stock issued for conversion of debt	$1,425,678	$394,393
Common stock issued for exercised cashless warrant	$721,964	$-
Beneficial conversion feature	$-	$1,999,373
Derivative liability recognized as debt discount	$378,500	$245,000
Acquisition of Motor Vehicle for hire purchase loan	$-	$49,424
Subscription receivable for acquisition of Wandi	$-	$24,522,000

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on June 1, 2021.

Principles of Consolidation

At June 30, 2021, the principal subsidiaries of the Company were listed as follows:

Entity Name	Acquisition Date	Ownership	Jurisdiction	Investments Held By	Nature of Operation	Fiscal Year
Xing Rui International Investment Holding Group Co., Ltd. (“Xing Rui”)	December 22, 2014	100%	Seychelles	PRCX	Holding Company	January 31
Xing Rui International Investment Group Ltd. (“Xing Rui HK”)	December 22, 2014	100%	Hong Kong, the PRC	Xing Rui	Holding Company	January 31
Huaxin Changrong (Shenzhen) Technology Service Co., Ltd. (“Huaxin”) *	August 27, 2015	100%	the PRC	Xing Rui	Holding Company	December 31
Beijing Yandong Tieshan Oil Products Co., Ltd. (“Tieshan Oil”) *	January 29, 2016	51%	the PRC	Huaxin	Trading of oil products	December 31
	May 16, 2018	49%

_______

*	The English names used are translated only.

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

Tieshan Oil

During the six months ended June 30, 2021 and 2020, two customers accounted for 100% of revenues (86% and 16%) and one customer accounted for 100% of revenues.

During the six months ended June 30, 2021 and 2020, one vendor accounted for 100% of total purchases.

As of June 30, 2021 and December 31, 2020, two customers accounted for 100% (82% and 18%) and 0% of accounts receivable, and two vendors accounted for approximately 99% and 96% of accounts payable, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivables are reflected as a current asset and no allowance for bad debt has been recorded as of June 30, 2021 and December 31, 2020. As at June 30, 2021 and December 31, 2020, the Company had accounts receivable of $7,143,980 and $0, respectively.

NOTE 5 – INVENTORIES

Inventories at June 30, 2021 and December 31, 2020 consist of the following:

	June 30,	December 31,
	2021	2020

Finished goods	$9,277,703	$5,309,894

NOTE 6 – CONVERTIBLE NOTE

At June 30, 2021 and December 31, 2020, convertible loans consisted of the following:

	June 30,	December 31,
	2021	2020
Convertible Notes - originated in November 22, 2019	$4,064	$4,064
Convertible Notes - issued during fiscal year 2020	605,000	893,656
Convertible Notes - issued during fiscal year 2021	513,500	-
Total convertible notes payable	1,122,564	897,720
Less: Unamortized debt discount	(309,265)	(428,365)
Total convertible notes	813,299	469,355
Less: current portion of convertible notes	536,833	287,298
Long-term convertible notes	$276,466	$182,057

For the six months ended June 30, 2021 and 2020, the interest expense on convertible notes was $51,578 and $37,599, penalty of $31,500 and $15,000, and amortization of discount, including interest expense, of $537,600 and $248,678, respectively. As of June 30, 2021 and December 31, 2020, the accrued interest was $74,562 and $54,299, respectively.

Conversion

During the six months ended June 30, 2021, the Company converted notes with principal amounts and accrued interest of $351,470 into 12,866,170 shares of common stock. The corresponding derivative liability at the date of conversion of $1,074,208 was credited to additional paid in capital.

Convertible Notes – Issued during the six months ended 30 June 2021

During the six months ended June 30, 2021, the Company issued a total principal amount of $513,500 convertible note for cash proceeds of $473,500. The terms of convertible note are summarized as follows:

•	Term: 12 months - 18 months;
•	Annual interest rates: 8%;
•	Convertible at the option of the holders at any time or 180 days from issuance
•	Conversion prices are based on discounted (35% - 40% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

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

The Company valued the conversion feature and warrant using the Black Scholes valuation model. The fair value of the derivative liability for all warrant and the notes that became convertible, including the notes issued in prior years, during the six months ended June 30, 2021 amounted to $702,157. $378,500 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $323,657 was recognized as a “day 1” derivative loss.

NOTE 7 – WARRANTS

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average	Contractual life
	Shares	Exercise Price	(in years)

Outstanding, December 31, 2020	245,232,491	$0.0069	4.35
Granted	-	-	-
Reset feature	-	-	-
Exercised	(5,077,060)	0.0072	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2021	240,155,431	$0.0070	3.89

Exercisable warrant at June 30, 2021	240,155,431	$0.0069	3.89

The Company determined that the warrants qualify for derivative accounting due to the reset feature of warrants, which led to no explicit limit to the number of shares to be delivered upon future settlement of the exercised warrants.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2021 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of June 30, 2021 is $9,494,256.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the six months ended June 30, 2021 and the year ended December 31, 2020:

	Six Months Ended	Year ended
	June 30,	December 31,
	2021	2020
Expected term	0.09 - 4.47 years	0.04 - 5.00 years
Expected average volatility	166% - 363%	175% - 494%
Expected dividend yield	-	-
Risk-free interest rate	0.02% - 0.92%	0.08% - 1.47%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$16,614,368
Addition of new derivatives recognized as debt discounts	378,500
Addition of new derivatives recognized as loss on derivatives	323,657
Settled on issuance of common stock	(1,796,172)
Gain on change in fair value of the derivative	(3,606,262)
Balance - June 30, 2021	$11,914,091

The following table summarizes the (gain) loss on derivative liability included in the income statement for the six months ended June 30, 2021 and 2020, respectively.

	Six Months Ended
	June 30,
	2021	2020
Day one loss due to derivative liabilities on convertible notes	$323,657	$88,918
Change in fair value of the derivative liabilities	(3,606,262)	2,870,558
	$(3,282,605)	$2,959,476

NOTE 9 - STOCKHOLDERS’ DEFICIT

The capitalization of the Company consists of the following classes of capital stock as of June 30, 2021:

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

As at June 30, 2021 and December 31, 2020, the Company had 1,500,000 preferred shares issued and outstanding.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the six months ended June 30, 2021, the Company issued 18,756,708 shares of common stock as follows;

•	12,866,170 shares of common stock issued for conversion of debt of $351,470.

•	5,890,538 shares of common stock issued for cashless exercise of warrant.

As at June 30, 2021 and December 31, 2020, the Company had 139,926,076 shares and 121,169,368 common shares issued and outstanding.

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

As of June 30, 2021, the Company does not have control of Wandi. As a result, the Company determined not to consolidate Wandi and recorded share issuance for acquisition of Wandi as a subscription receivable for $24,522,000, until the common shares of Wandi are delivered.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2021 and 2020, the Company borrowed $0 and $222,298 from our related parties and repaid $7,950 and $70,574 to our related parties, respectively.

As of June 30, 2021 and December 31, 2020, the Company recorded amounts due to related parties of $99,588 and $107,538, respectively. The loan is non-interest bearing and due on demand.

NOTE 11 - SEGMENTED INFORMATION

At June 30, 2021, the Company operates in one industry segment, oil and gas, and two geographic segments with China being where majority current assets and equipment are located.

At June 30, 2021 and December 31, 2020, segment assets and liabilities were as follows:

June 30, 2021	Holding Company	Oil and gas	Total Consolidated
Assets
Current assets	$1,433,754	$16,481,744	$17,915,498
Non-current assets	1,979,787	-	1,979,787
Liabilities
Current liabilities	12,766,858	10,661,191	23,428,049
Long term liabilities	276,466	-	276,466
Net assets	$(9,629,783)	$5,820,553	$(3,809,230)

December 31, 2020	Holding Company	Oil and gas	Total Consolidated
Assets
Current assets	$355,490	$9,773,716	$10,129,206
Non-current assets	1,979,787	-	1,979,787
Liabilities
Current liabilities	17,138,155	3,107,033	20,245,188
Long term liabilities	182,057	-	182,057
Net assets	$(14,984,935)	$6,666,683	$(8,318,252)

For the six months ended June 30, 2021 and 2020, segment revenue and net income (loss) were as follows:

Six Months Ended June 30, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$8,464,995	$8,464,995
Cost of goods sold	-	(8,420,562)	(8,420,562)
Operating expenses	(326,025)	(20,747)	(346,772)
Other income (expenses)	2,661,928	(12,801)	2,649,127
Provision for income taxes	-	-	-
Net income	$2,335,903	$10,885	$2,346,788

Six Months Ended June 30, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$5,303,166	$62,381	$5,365,547
Cost of goods sold	-	(5,166,080)	(60,546)	(5,226,626)
Operating expenses	(2,659,638)	(22,509)	(156,685)	(2,838,832)
Other income (expenses)	(3,245,753)	-	64,599	(3,181,154)
Provision for income taxes	-	(16,534)	-	(16,534)
Net income (loss)	$(5,905,391)	$98,043	$(90,251)	$(5,897,599)

For the three months ended June 30, 2021 and 2020, segment revenue and net income (loss) were as follows:

Three Months Ended June 30, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$4,192,154	$4,192,154
Cost of goods sold	-	(4,165,831)	(4,165,831)
Operating expenses	(200,024)	(10,613)	(210,637)
Other income (expenses)	11,226,889	(10,981)	11,215,908
Provision for income taxes	-	-	-
Net income	$11,026,865	$4,729	$11,031,594

Three Months Ended June 30, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$4,420,255	$19,635	$4,439,890
Cost of goods sold	-	(4,362,036)	(7,023)	(4,369,059)
Operating expenses	(2,484,050)	(11,563)	(60,367)	(2,555,980)
Other expenses	(3,080,862)	-	(200)	(3,081,062)
Provision for income taxes	-	(13,138)	-	(13,138)
Net income (loss)	$(5,564,912)	$33,518	$(47,955)	$(5,579,349)

NOTE 12 – EARNINGS (LOSS) PER SHARES

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible preferred stock and convertible notes that are computed using the if-converted method, and outstanding warrants that are computed using the treasury stock method.

	Three months ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$11,031,594	$(7,578,722)	$2,346,788	$(7,896,972)
Change in fair value of derivative liabilities	(11,515,726)	-	(3,282,605)	-
Interest on convertible debts	(285,800)	-	(265,803)	-
Net income (loss) - diluted	$(769,932)	$(7,578,722)	$(1,201,620)	$(7,896,972)

Denominator:
Weighted average common shares outstanding	136,634,606	23,070,367	136,330,560	14,140,124
Effect of dilutive shares
Series A Preferred Stock	150,000,000	-	150,000,000	-
Convertible notes	30,563,831	-	27,083,110	-
Warrants	216,644,488	-	221,183,684	-
Diluted	533,842,925	23,070,367	534,597,354	14,140,124

Net income per common share:
Basic	$0.08	$(0.33)	$0.02	$(0.56)
Diluted	$(0.00)	$(0.33)	$(0.00)	$(0.56)

For the three and six months ended June 30, 2020, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our operations for the three and six months ended June 30, 2021 and 2020 are outlined below:

Three months ended June 30, 2021 compared to three months ended June 30, 2020

	Three months ended
	June 30,		Change
	2021	2020	Amount
Revenue	$4,192,154	$4,439,890	$(247,736)
Cost of goods sold	$4,165,831	$4,369,059	$(203,228)
Gross profit (loss)	$26,323	$70,831	$(44,508)
Operating expenses	$210,637	$2,555,980	$(2,345,343)
Other income (expense)	$11,215,908	$(3,081,062)	$14,296,970
Provision for income taxes	$-	$13,138	$(13,138)
Net income (loss)	$11,031,594	$(5,579,349)	$16,610,943

The revenue for the three months ended June 30, 2021 decreased by $247,736 to $4,192,154 compared with the same period in 2020.

Cost of goods sold for the three months ended June 30, 2021 decreased by $203,228 to $4,165,831 compared with the same period in 2020.

Operating expenses for the three months ended June 30, 2021 decreased by $2,345,343 to $210,637 compared with the same period in 2020. The decrease is mainly due to stock-based compensation for management fee in 2020.

Other income for the three months ended June 30, 2021 mainly consisted of gain on change in fair value of derivative liabilities of $11,515,726, whereas other expenses for the three months ended June 30, 2020 mainly consisted of loss on change in fair value of derivative liabilities of $2,870,558. The change in fair value of derivative liabilities is related to convertible notes.

Net income for the three months ended June 30, 2021 was $11,031,594 compared to net loss of $5,579,349 in the same period in 2020. The change is mainly due to other income.

For the three months ended June 30, 2021 and 2020 our results of operations segment, are as follows:

Three Months Ended June 30, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$4,192,154	$4,192,154
Cost of goods sold	-	(4,165,831)	(4,165,831)
Operating expenses	(200,024)	(10,613)	(210,637)
Other income (expenses)	11,226,889	(10,981)	11,215,908
Provision for income taxes	-	-	-
Net income (loss)	$11,026,865	$4,729	$11,031,594

Three Months Ended June 30, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$4,420,255	$19,635	$4,439,890
Cost of goods sold	-	(4,362,036)	(7,023)	(4,369,059)
Operating expenses	(2,484,050)	(11,563)	(60,367)	(2,555,980)
Other income (expenses)	(3,080,862)	-	(200)	(3,081,062)
Provision for income taxes	-	(13,138)	-	(13,138)
Net income (loss)	$(5,564,912)	$33,518	$(47,955)	$(5,579,349)

Holding Company

	Three months ended
	June 30,		Change
	2021	2020	Amount
Revenue	$-	$-	$-
Cost of goods sold	$-	$-	$-
Gross profit	$-	$-	$-
Operating expenses	$200,024	$2,484,050	$(2,284,026)
Other income (expense)	$11,226,889	$(3,080,862)	$14,307,751
Provision for income taxes	$-	$-	$-
Net income (loss)	$11,026,865	$(5,564,912)	$(16,591,777)

Operating expense mainly consists of professional fees for ongoing regulatory requirements and compensation for our management. The decrease in operating expenses is primarily due to stock-based compensation for management fee in 2020.

Other income (expense) mainly consists of interest expense and change in fair value of derivative liability from convertible notes.

Oil and Gas

	Three months ended
	June 30,		Change
	2021	2020	Amount
Revenue	$4,192,154	$4,420,255	$(228,101)
Cost of goods sold	$4,165,831	$4,362,036	$(196,205)
Gross profit	$26,323	$58,219	$(31,896)
Operating expenses	$10,613	$11,563	$(950)
Other income (expense)	$(10,981)	$-	$(10,981)
Provision for income taxes	$-	$13,138	$(13,138)
Net income	$4,729	$33,518	$(28,789)

The decrease in cost of goods sold is primarily due to a decrease in revenue. The percentage of gross profit decreased from 1.3% in 2020 to 0.6% in 2021.

 Six months ended June 30, 2021 compared to six months ended June 30, 2020

	Six Months Ended
	June 30,		Change
	2021	2020	Amount
Revenue	$8,464,995	$5,365,547	$3,099,448
Cost of Goods Sold	$8,420,562	$5,226,626	$3,193,936
Gross profit	$44,433	$138,921	$(94,488)
Operating expenses	$346,772	$2,838,832	$(2,492,060)
Other income (expense)	$2,649,127	$(3,181,154)	$5,830,281
Provision for income taxes	$-	$(16,534)	$16,534
Net income (loss)	$2,346,788	$(5,897,599)	$8,244,387

The revenue for the six months ended June 30, 2021 increased by $3,099,448 to $8,464,995 compared with the same period in 2020. The increase is mainly due to the effects of COVID-19 causing a decrease in demand and consequently the pricing in prior period.

Cost of goods sold for the six months ended June 30, 2021 increased by $3,193,936 to $8,420,562 compared with the same period in 2020. The increase is mainly due to the effects of COVID-19 causing a decrease in revenue in prior period.  The gross profit, nevertheless, has decreased due to the reduction in margin from 2.6% for the six month period ended June 30, 2020 to 0.5% for the same period in 2021.

Operating expenses for the six months ended June 30, 2021 decreased by $2,492,060 to $346,772 compared with the same period in 2020. The decrease is mainly due to stock-based compensation for management fee in 2020 and cost control under pandemic period in operating.

Other income for the six months ended June 30, 2021 mainly consisted of gain on change in fair value of derivative liabilities of $3,282,605 offset by interest expense of $620,677, whereas other expenses for the six months ended June 30, 2020 mainly consisted of loss on change in fair value of derivative liabilities of $2,959,476 and interest expense of $286,477. The change in fair value of derivative liabilities is related to convertible notes.

Net income for the six months ended June 30, 2021 was $2,346,788 compared to net loss of $5,897,599 in the same period in 2020. The change is mainly due to an increase in other income and a decrease in operating expenses.

For the six months ended June 30, 2021 and 2019 our results of operations segment, are as follows:

Six Months Ended June 30, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$8,464,995	$8,464,995
Cost of goods sold	-	(8,420,562)	(8,420,562)
Operating expenses	(326,025)	(20,747)	(346,772)
Other income (expenses)	2,661,928	(12,801)	2,649,127
Provision for income taxes	-	-	-
Net income	$2,335,903	$10,885	$2,346,788

Six Months Ended June 30, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$5,303,166	$62,381	$5,365,547
Cost of goods sold	-	(5,166,080)	(60,546)	(5,226,626)
Operating expenses	(2,659,638)	(22,509)	(156,685)	(2,838,832)
Other income (expenses)	(3,245,753)	-	64,599	(3,181,154)
Provision for income taxes	-	(16,534)	-	(16,534)
Net income (loss)	$(5,905,391)	$98,043	$(90,251)	$(5,897,599)

Holding Company

	Six Months Ended
	June 30,		Change
	2021	2020	Amount
Revenue	$-	$-	$-
Cost of goods sold	$-	$-	$-
Gross profit	$-	$-	$-
Operating expenses	$326,025	$2,659,638	$(2,333,613)
Other income (expense)	$2,661,928	$(3,245,753)	$5,907,681
Provision for income taxes	$-	$-	$-
Net income (loss)	$2,335,903	$(5,905,391)	$8,241,294

Operating expense mainly consists of professional fees for ongoing regulatory requirements and compensation for our management. The decrease in operating expenses is primarily due to stock-based compensation for management fee in 2020.

Other income (expense) mainly consists of interest expense and change in fair value of derivative liability from convertible notes.

Oil and Gas

	Six Months Ended
	June 30,		Change
	2021	2020	Amount
Revenue	$8,464,995	$5,303,166	$3,161,829
Cost of goods sold	$8,420,562	$5,166,080	$3,254,482
Gross profit	$44,433	$137,086	$(92,653)
Operating expenses	$20,747	$22,509	$(1,762)
Other expense	$12,801	$-	$12,801
Provision for income taxes	$-	$16,534	$(16,534)
Net income	$10,885	$98,043	$(87,158)

The increase in revenue is primarily due to the COVID-19 lockdown in 2020. The increase in cost of goods sold is primarily due to an increase in revenue. The percentage of gross profit decreased from 2.6% in 2020 to 0.5% in 2021.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of June 30, 2021 and December 31, 2020, respectively.

Working Capital

The following table provides selected financial data about our Company as of June 30, 2021 and December 31, 2020, respectively.

	June 30,	December 31,	Change
	2021	2020	Amount
Cash	$388,977	$185,948	$203,029

Current Assets	$17,915,498	$10,129,206	$7,786,292
Current Liabilities	$23,428,049	$20,245,188	$3,182,861
Working Capital Deficiency	$(5,512,551)	$(10,115,982)	$4,603,431

The decrease in working capital deficiency was primarily attributed to an increase in current assets offset by an increase in current liabilities. The increase in current assets was primarily attributed to an increase in accounts receivable and inventories. The increase in current liabilities was primarily attributed to an increase in accounts payable offset by a decrease in derivative liabilities.

Cash Flow

	Six Months Ended
	June 30,		Change
	2021	2020	Amount
Cash Flows used in operating activities	$(263,089)	$(418,172)	$155,083
Cash Flows used in investing activities	$-	$(83,032)	$83,032
Cash Flows provided by financing activities	$465,550	$300,547	$165,003
Effects on changes in foreign exchange rate	$568	$(2,073)	$2,641
Net change in cash during period	$203,029	$(202,730)	$405,759

Cash Flow from Operating Activities

During the six months ended June 30, 2021, our Company used $263,089 in operating activities, compared to $418,172 during the six months ended June 30, 2020. The decrease in cash used in operation activities is primarily due to a decrease in operating expenses.

Cash Flow from Investing Activities

During the six months ended June 30, 2021, we did not have any investing activities. For the six months ended June 30, 2020, we used $83,032 for purchase of property and equipment.

Cash Flow from Financing Activities

During the six months ended June 30, 2021 and 2020, our Company received $465,550 and $300,547 from financing activities, respectively. For the six months ended June 30, 2021, the Company received $473,500 from the issuance of convertible notes and repaid loans from related parties of $7,950. For the six months ended June 30, 2020, the Company received $150,000 from the issuance of convertible notes and $222,298 from loans from related parties, and repaid loans from related parties for $70,574 and hire purchase loan of $1,177.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.2	Certificate of Amendment (4)
3.2	Amended and Restated Bylaws (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*+
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*+

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-187437), filed with the Securities and Exchange Commission on March 22, 2019.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-55319), filed with the Securities and Exchange Commission on May 13, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-55319), filed with the Securities and Exchange Commission on July 9, 2018.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-55319), filed with the Securities and Exchange Commission on June 1, 2021.

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

PHOENIX RISING COMPANIES

Date: August 17, 2021	By:	/s/ Ding-Shin “DS” Chang
	Name:	Ding-Shin “DS” Chang
	Title:	President and Chief Executive Officer (principal executive officer)

Date: August 17, 2021	By:	/s/ Boon Jin “Patrick” Tan
	Name:	Boon Jin “Patrick” Tan
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

