Form 10-Q
period 2021-09-30
Phoenix Rising Companies
filed 2021-11-23
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File No. 000-55319

PHOENIX RISING COMPANIES
(Exact name of registrant as specified in its charter)

Nevada	46-1993448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

641 10th Street

Cedartown, Georgia 30125

(Address of principal executive offices, zip code)

+60 3 8600 0313

(Registrant’s telephone number, including area code)

___________________________________________________________

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

As of November 19, 2021, there were 152,884,911 shares of common stock, $0.0001 par value per share, outstanding.

PHOENIX RISING COMPANIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2021

INDEX

Index		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020.	4

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	5

	Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for Nine Months ended September 30, 2021 and 2020, and the year ended December 31, 2020 (unaudited).	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2021 and 2020 (unaudited).	8

	Notes to Condensed Financial Statements (unaudited).	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4.	Controls and Procedures.	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	24

Item 1A.	Risk Factors.	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3.	Defaults Upon Senior Securities.	24

Item 4.	Mine Safety Disclosures.	24

Item 5.	Other Information.	24

Item 6.	Exhibits.	25

Signatures		26

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PHOENIX RISING COMPANIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$202,690	$185,948
Accounts receivable, net	5,295,866	-
Inventory	9,262,989	5,309,894
Purchase deposit for inventory	-	4,610,015
Other current assets	106,202	23,349
Total Current Assets	14,867,747	10,129,206

Goodwill	1,979,787	1,979,787
TOTAL ASSETS	$16,847,534	$12,108,993

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$7,937,523	$2,282,395
Accrued liabilities and other payables	185,328	118,994
Advance payment	-	834,595
Convertible notes, net of unamortized discounts	674,705	287,298
Due to related parties	-	107,538
Derivative liabilities	13,508,945	16,614,368
Tax payable	3,065	-
Total Current Liabilities	22,309,566	20,245,188

Convertible notes non-current, net of unamortized discounts	264,396	182,057
TOTAL LIABILITIES	22,573,962	20,427,245

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Series A Preferred stock, $0.0001 par value; 1,500,000shares designated; 1,500,000 shares issued and outstanding	150	150
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 142,010,189 and 121,169,368 shares issued and outstanding, respectively	14,201	12,117
Additional paid-in capital	44,764,089	42,434,390
Subscription receivable	(24,522,000)	(24,522,000)
Accumulated deficit	(25,891,579)	(26,145,758)
Accumulated other comprehensive loss	(91,289)	(97,151)
Total shareholders’ deficit	(5,726,428)	(8,318,252)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$16,847,534	$12,108,993

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$3,108,710	$4,795,868	$11,573,705	$10,161,415
Cost of goods sold	3,094,289	4,756,075	11,514,851	9,982,701
Gross Profit	14,421	39,793	58,854	178,714

Operating Expenses
General and administrative	195,574	124,677	361,883	2,398,702
Professional fees	90,280	176,325	270,743	741,132
Total Operating Expenses	285,854	301,002	632,626	3,139,834

Loss from Operations	(271,433)	(261,209)	(573,772)	(2,961,120)

Other Income (Expense)
Other income	-	-	-	64,799
Other loss	(1,371)	-	(14,172)	-
Interest expense	(246,930)	(248,275)	(867,607)	(534,752)
Change in fair value of derivative liabilities	(1,572,875)	(2,465,215)	1,709,730	(5,424,691)
Total Other Income (Expense)	(1,821,176)	(2,713,490)	827,951	(5,894,644)

Income (Loss) Before Income Taxes	(2,092,609)	(2,974,699)	254,179	(8,855,764)
Provision for income taxes	-	(4,007)	-	(20,541)
Net Income (Loss)	$(2,092,609)	$(2,978,706)	$254,179	$(8,876,305)

Dividend on Series A Preferred Stock	-	-	-	(1,999,373)
Net income (loss) attributable to common stockholders	$(2,092,609)	$(2,978,706)	$254,179	$(10,875,678)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(8,730)	283,170	5,862	138,023
Total Comprehensive Income (Loss)	$(2,101,339)	$(2,695,536)	$260,041	$(10,737,655)

Basic Income (Loss) per Common Share	$(0.01)	$(0.03)	$0.00	$(0.12)
Diluted Loss per Common Share	$(0.01)	$(0.03)	$(0.00)	$(0.12)

Basic Weighted Average Common Shares Outstanding	140,380,861	98,384,395	135,783,678	87,872,217
Diluted Weighted Average Common Shares Outstanding	140,380,861	98,384,395	526,992,011	87,872,217

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

Nine months ended September 30, 2021

	Series A Preferred Stock		Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription receivable	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit

Balance - December 31, 2020	1,500,000	$150	121,169,368	$12,117	$42,434,390	$(24,522,000)	$(26,145,758)	$(97,151)	$(8,318,252)

Common stock issued for conversion of debt	-	-	9,900,730	990	253,460	-	-	-	254,450
Common stock issued for exercised cashless warrant	-	-	5,890,538	589	(589)	-	-	-	-
Resolution of derivative liabilities	-	-	-	-	1,684,780	-	-	-	1,684,780
Net loss	-	-	-	-	-	-	(8,684,806)	-	(8,684,806)
Other comprehensive loss	-	-	-	-	-	-	-	(81,290)	(81,290)

Balance - March 31, 2021	1,500,000	$150	136,960,636	$13,696	$44,372,041	$(24,522,000)	$(34,830,564)	$(178,441)	$(15,145,118)

Common stock issued for conversion of debt	-	-	2,965,440	297	96,723	-	-	-	97,020
Resolution of derivative liabilities	-	-	-	-	111,392	-	-	-	111,392
Net income	-	-	-	-	-	-	11,031,594	-	11,031,594
Other comprehensive income	-	-	-	-	-	-	-	95,882	95,882

Balance - June 30, 2021	1,500,000	$150	139,926,076	$13,993	$44,580,156	$(24,522,000)	$(23,798,970)	$(82,559)	$(3,809,230)

Common stock issued for conversion of debt	-	-	2,084,113	208	80,912	-	-	-	81,120
Resolution of derivative liabilities	-	-	-	-	103,021	-	-	-	103,021
Net loss	-	-	-	-	-	-	(2,092,609)	-	(2,092,609)
Other comprehensive loss	-	-	-	-	-	-	-	(8,730)	(8,730)

Balance - September 30, 2021	1,500,000	$150	142,010,189	$14,201	$44,764,089	$(24,522,000)	$(25,891,579)	$(91,289)	$(5,726,428)

Nine Months Ended September 30, 2020

	Series A Preferred Stock		Common Stock		Additional		Retained	Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription receivable	Earnings (Deficit)	Comprehensive Loss	Stockholders’ Equity

Balance - December 31, 2019	-	$-	5,209,881	$521	$8,936,263	$-	$1,654,947	$(505,976)	$10,085,755

Net loss	-	-	-	-	-	-	(318,250)	-	(318,250)
Other comprehensive loss	-	-	-	-	-	-	-	(170,808)	(170,808)

Balance - March 31, 2020	-	$-	5,209,881	$521	$8,936,263	$-	$1,336,697	$(676,784)	$9,596,697

Common stock issued for acquisition of Wandi	-	-	60,000,000	6,000	24,516,000	(24,522,000)	-	-	-
Common stock issued for conversion of debt	-	-	1,291,868	129	125,473	-	-	-	125,602
Common stock issued for services	-	-	9,350,000	935	222,510	-	-	-	223,445
Common and preferred stock issued for services - related party	1,500,000	150	4,500,000	450	2,058,754	-	-	-	2,059,354
Common stock issued for Settlement of debt	-	-	2,206,619	221	110,110	-	-	-	110,331
Resolution of derivative liabilities					268,920	-	-	-	268,920
Beneficial conversion feature	-	-	-	-	1,999,373	-	-	-	1,999,373
Deemed dividend on amortization of beneficial conversion feature on Series A Preferred shares	-	-	-	-		-	(1,999,373)	-	(1,999,373)
Net loss	-	-	-	-	-	-	(5,579,349)	-	(5,579,349)
Other comprehensive income	-	-	-	-	-	-	-	25,661	25,661

Balance - June 30, 2020	1,500,000	$150	82,558,368	$8,256	$38,237,403	$(24,522,000)	$(6,242,025)	$(651,123)	$6,830,661

Common stock issued for conversion of debt	-	-	24,511,000	2,451	270,492	-	-	-	272,943
Common stock issued for exercised cashless warrant	-	-	6,500,000	650	(650)	-	-	-	-
Common stock issued for services	-	-	100,000	10	10,270	-	-	-	10,280
Resolution of derivative liabilities	-	-	-	-	3,084,575	-	-	-	3,084,575
Net loss	-	-	-	-	-	-	(2,978,706)	-	(2,978,706)
Other comprehensive income	-	-	-	-	-	-	-	283,170	283,170

Balance - September 30, 2020	1,500,000	$150	113,669,368	$11,367	$41,602,090	$(24,522,000)	$(9,220,731)	$(367,953)	$7,502,923

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$254,179	$(8,876,305)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	77,409
Write-off of debt	-	(64,788)
Stock based compensation	-	2,293,078
Amortization of debt discount	753,902	470,444
Change in fair value of derivative liabilities	(1,709,730)	5,424,691
Penalty interest	31,500	15,000
Changes in operating assets and liabilities:
Accounts receivable	(5,295,866)	(5,075,970)
Inventories	544,100	11,222
Other current assets	125,230	(40,501)
Accounts payable	5,633,394	5,182,905
Deferred revenue	(842,772)	-
Amount due to related party	-	32,844
Tax payable	3,065	(137,217)
Accrued liabilities and other payable	40,796	86,868
Net cash used in operating activities	(462,202)	(600,320)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of property and equipment	-	(158,995)
Net cash used in investing activity	-	(158,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from hire purchase loan	-	49,609
Repayment of loan	-	(1,181)
Proceeds from convertible notes	586,000	852,000
Loans from related parties	-	288,493
Repayments of loans from related parties	(107,538)	(83,078)
Net cash provided by financing activities	478,462	1,105,843

Effects of changes in foreign exchange rate	482	1,757

Net change in cash and cash equivalents	16,742	348,285
Cash and cash equivalents - beginning of period	185,948	277,627
Cash and cash equivalents - end of period	$202,690	$625,912

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$204
Cash paid for income taxes	$1,824	$150,327

Non-Cash Investing and Financing Activity:
Common stock issued for settlement of debt - related party	$-	$110,331
Common stock issued for conversion of debt	$1,609,819	$3,358,283
Common stock issued for exercised cashless warrant	$721,964	$650
Beneficial conversion feature	$-	$827,000
Derivative liability recognized as debt discount	$503,500	$245,000

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on June 1, 2021.

Principles of Consolidation

At September 30, 2021, the principal subsidiaries of the Company were listed as follows:

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

___________

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

Tieshan Oil

During the nine months ended September 30, 2021 and 2020, two customers accounted for 100% of revenues (75% and 25%) and one customer accounted for 99% of revenues, respectively.

During the nine months ended September 30, 2021 and 2020, two vendor accounted for 100% of total purchases (61% and 39%) and one vendor accounted for 87% of total purchases, respectively

As of September 30, 2021 and December 31, 2020, two customers accounted for 100% (80% and 20%) and 0% of accounts receivable, and two vendors accounted for approximately99% and one vendor accounted for approximately 96% of accounts payable, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivables are reflected as a current asset and no allowance for bad debt has been recorded as of September 30, 2021 and December 31, 2020. As at September 30, 2021 and December 31, 2020, the Company had accounts receivable of $5,295,866 and $0, respectively.

NOTE 5 – INVENTORIES

Inventories at September 30, 2021 and December 31, 2020 consist of the following:

	September 30,	December 31,
	2021	2020

Finished goods	$9,262,989	$5,309,894

NOTE 6 – CONVERTIBLE NOTE

At September 30, 2021 and December 31, 2020, convertible loans consisted of the following:

	September 30,	December 31,
	2021	2020
Convertible Notes - originated in November 22, 2019	$4,064	$4,064
Convertible Notes - issued during fiscal year 2020	605,000	893,656
Convertible Notes - issued during fiscal year 2021	555,500	-
Total convertible notes payable	1,164,564	897,720
Less: Unamortized debt discount	(225,463)	(428,365)
Total convertible notes	939,101	469,355
Less: current portion of convertible notes	674,705	287,298
Long-term convertible notes	$264,396	$182,057

For the nine months ended September 30, 2021 and 2020, the interest expense on convertible notes was $82,206 and $49,108, penalty of $31,500and $15,000, and amortization of discount of $753,902 and $470,444, respectively. As of September 30, 2021 and December 31, 2020, the accrued interest was $102,070 and $54,299, respectively.

Conversion

During the nine months ended September 30, 2021, the Company converted notes with principal amounts and accrued interest of $432,590 into 14,950,283 shares of common stock. The corresponding derivative liability at the date of conversion of $1,177,229 was credited to additional paid in capital.

Convertible Notes – Issued during the nine months ended September 30, 2021

During the nine months ended September 30, 2021, the Company issued a total principal amount of $633,500 convertible note for cash proceeds of $586,000. The terms of convertible note are summarized as follows:

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

The Company valued the conversion feature and warrant using the Black Scholes valuation model. The fair value of the derivative liability for all warrant and the notes that became convertible, including the notes issued in prior years, during the nine months ended September 30, 2021 amounted to $870,407. $503,500 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $366,907 was recognized as a “day 1” derivative loss.

NOTE 7 – WARRANTS

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
	Shares	Weighted Average Exercise Price	Contractual life (in years)

Outstanding, December 31, 2020	245,232,491	$0.0069	4.35
Granted	-	-	-
Reset feature	-	-	-
Exercised	(5,077,060)	0.0079	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2021	240,155,431	$0.0070	3.64

Exercisable warrant at September 30, 2021	240,155,431	$0.0070	3.64

The Company determined that the warrants qualify for derivative accounting due to the reset feature of warrants, which led to no explicit limit to the number of shares to be delivered upon future settlement of the exercised warrants.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at September 30, 2021 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of September 30, 2021 is $10,695,033.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the nine months ended September 30, 2021 and the year ended December 31, 2020:

	Nine Months Ended	Year ended
	September 30,	December 31,
	2021	2020
Expected term	0.09 - 4.47 years	0.04 - 5.00 years
Expected average volatility	162% - 363%	175% - 494%
Expected dividend yield	-	-
Risk-free interest rate	0.02% - 0.92%	0.08% - 1.47%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$16,614,368
Addition of new derivatives recognized as debt discounts	503,500
Addition of new derivatives recognized as loss on derivatives	366,907
Settled on issuance of common stock	(1,899,193)
Gain on change in fair value of the derivative	(2,076,637)
Balance - September 30, 2021	$13,508,945

The following table summarizes the (gain) loss on derivative liability included in the income statement for the nine months ended September 30, 2021 and 2020, respectively.

	Nine Months Ended
	September 30,
	2021	2020
Day one loss due to derivative liabilities on convertible notes	$366,907	$2,177,972
Change in fair value of the derivative liabilities	(2,076,637)	3,246,719
	$(1,709,730)	$5,424,691

NOTE 9 - STOCKHOLDERS’ DEFICIT

The capitalization of the Company consists of the following classes of capital stock as of September 30, 2021:

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

As at September 30, 2021 and December 31, 2020, the Company had 1,500,000 preferred shares issued and outstanding.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended September 30, 2021, the Company issued 20,840,821 shares of common stock as follows;

•	14,950,283 shares of common stock issued for conversion of debt of $432,590.

•	5,890,538shares of common stock issued for cashless exercise of warrant.

As at September 30, 2021 and December 31, 2020, the Company had 142,010,189 shares and 121,169,368 common shares issued and outstanding.

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

As of September 30, 2021, the Company does not have control of Wandi. As a result, the Company determined not to consolidate Wandi and recorded share issuance for acquisition of Wandi as a subscription receivable for $24,522,000, until the common shares of Wandi are delivered.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021 and 2020, the Company borrowed $0 and $288,493 from our related parties and repaid $107,538 and $83,078 to our related parties, respectively.

As of September 30, 2021 and December 31, 2020, the Company recorded amounts due to related parties of $0 and $107,538, respectively. The loan is non-interest bearing and due on demand.

NOTE 11 - SEGMENTED INFORMATION

At September 30, 2021, the Company operates in one industry segment, oil and gas, and two geographic segments with China being where majority current assets and equipment are located.

At September 30, 2021 and December 31, 2020, segment assets and liabilities were as follows:

September 30, 2021	Holding Company	Oil and gas	Total Consolidated
Assets
Current assets	$250,154	$14,617,593	$14,867,747
Non-current assets	1,979,787	-	1,979,787
Liabilities
Current liabilities	14,429,985	7,879,581	22,309,566
Long term liabilities	264,396	-	264,396
Net assets	$(12,464,440)	$6,738,012	$(5,726,428)

December 31, 2020	Holding Company	Oil and gas	Total Consolidated
Assets
Current assets	$355,490	$9,773,716	$10,129,206
Non-current assets	1,979,787	-	1,979,787
Liabilities
Current liabilities	17,138,155	3,107,033	20,245,188
Long term liabilities	182,057	-	182,057
Net assets	$(14,984,935)	$6,666,683	$(8,318,252)

For the nine months ended September 30, 2021 and 2020, segment revenue and net income (loss) were as follows:

Nine Months Ended September 30, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$11,573,705	$11,573,705
Cost of goods sold	-	(11,514,851)	(11,514,851)
Operating expenses	(593,973)	(38,653)	(632,626)
Other income (expenses)	842,123	(14,172)	827,951
Provision for income taxes	-	-	-
Net income	$248,150	$6,029	$254,179

Nine Months Ended September 30, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$10,057,932	$103,483	$10,161,415
Cost of goods sold	-	(9,897,945)	(84,756)	(9,982,701)
Operating expenses	(2,831,495)	(34,090)	(274,249)	(3,139,834)
Other income (expenses)	(5,959,243)	-	64,599	(5,894,644)
Provision for income taxes	-	(20,541)	-	(20,541)
Net income (loss)	$(8,790,738)	$105,356	$(190,923)	$(8,876,305)

For the three months ended September 30, 2021 and 2020, segment revenue and net income (loss) were as follows:

Three Months Ended September 30, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$3,108,710	$3,108,710
Cost of goods sold	-	(3,094,289)	(3,094,289)
Operating expenses	(267,948)	(17,906)	(285,854)
Other expenses	(1,819,805)	(1,371)	(1,821,176)
Provision for income taxes	-	-	-
Net loss	$(2,087,753)	$(4,856)	$(2,092,609)

Three Months Ended September 30, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$4,754,766	$41,102	$4,795,868
Cost of goods sold	-	(4,731,865)	(24,210)	(4,756,075)
Operating expenses	(171,857)	(11,581)	(117,564)	(301,002)
Other expenses	(2,713,490)	-	-	(2,713,490)
Provision for income taxes	-	(4,007)	-	(4,007)
Net income (loss)	$(2,885,347)	$7,313	$(100,672)	$(2,978,706)

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

For the three months ended September 30, 2021 and the three and nine months ended September 30, 2020, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(2,092,609)	$(2,978,706)	$254,179	$(10,875,678)
Change in fair value of derivative liabilities	-	-	(1,709,730)	-
Interest on convertible debts	-	-	(146,153)	-
Net loss - diluted	$(2,092,609)	$(2,978,706)	$(1,601,704)	$(10,875,678)

Denominator:
Weighted average common shares outstanding	140,380,861	98,384,395	135,783,678	87,872,217
Effect of dilutive shares
Series A Preferred Stock	-	-	150,000,000	-
Convertible notes	-	-	22,344,299	-
Warrants	-	-	218,864,034	-
Diluted	140,380,861	98,384,395	526,992,011	87,872,217

Net income per common share:
Basic	$(0.01)	$(0.03)	$0.00	$(0.12)
Diluted	$(0.01)	$(0.03)	$(0.00)	$(0.12)

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to September 30, 2021, the Company issued common shares as follows;

•	4,124,722 shares issued for conversion of debt

•	7,000,000 shares issued for cashless exercise of warrant

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our operations for the three and nine months ended September 30, 2021 and 2020 are outlined below:

Three months ended September 30, 2021 compared to three months ended September 30, 2020

	Three months ended
	September 30,		Change
	2021	2020	Amount
Revenue	$3,108,710	$4,795,868	$(1,687,158)
Cost of goods sold	$3,094,289	$4,756,075	$(1,661,786)
Gross profit	$14,421	$39,793	$(25,372)
Operating expenses	$285,854	$301,002	$(15,148)
Other expense	$(1,821,176)	$(2,713,490)	$892,314
Provision for income taxes	$-	$4,007	$(4,007)
Net loss	$(2,092,609)	$(2,978,706)	$886,097

The revenue for the three months ended September 30, 2021 decreased by $1,687,158 to $3,108,710 compared with the same period in 2020.

Cost of goods sold for the three months ended September 30, 2021 decreased by $1,661,786 to $3,094,289 compared with the same period in 2020.

Operating expenses for the three months ended September 30, 2021 decreased by $15,148 to $285,854 compared with the same period in 2020. The decrease is mainly due to a decrease in professional fees.

Other expense for the three months ended September 30, 2021 decreased by $892,314 to $1,821,176 compared with the same period in 2020. Other expense consisted of mainly loss on change in fair value of derivative liabilities of and interest expense. The change in fair value of derivative liabilities is related to convertible notes.

Net loss for the three months ended September 30, 2021 was $2,092,609 compared to $2,978,706 in the same period in 2020. The change is mainly due to a decrease in other expense.

For the three months ended September 30, 2021 and 2020 our results of operations segment, are as follows:

Three Months Ended September 30, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$3,108,710	$3,108,710
Cost of goods sold	-	(3,094,289)	(3,094,289)
Operating expenses	(267,948)	(17,906)	(285,854)
Other expenses	(1,819,805)	(1,371)	(1,821,176)
Net loss	$(2,087,753)	$(4,856)	$(2,092,609)

Three Months Ended September 30, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$4,754,766	$41,102	$4,795,868
Cost of goods sold	-	(4,731,865)	(24,210)	(4,756,075)
Operating expenses	(171,857)	(11,581)	(117,564)	(301,002)
Other expenses	(2,713,490)	-	-	(2,713,490)
Provision for income taxes	-	(4,007)	-	(4,007)
Net income (loss)	$(2,885,347)	$7,313	$(100,672)	$(2,978,706)

Holding Company

	Three months ended
	September 30,		Change
	2021	2020	Amount
Revenue	$-	$-	$-
Operating expenses	$267,948	$171,857	$96,091
Other expense	$1,819,805	$2,713,490	$(893,685)
Provision for income taxes	$-	$-	$-
Net loss	$2,087,753	$2,885,347	$(797,594)

Operating expense mainly consists of professional fees for ongoing regulatory requirements and management fee.

Other expense mainly consists of interest expense and change in fair value of derivative liability from convertible notes.

Oil and Gas

	Three months ended
	September 30,		Change
	2021	2020	Amount
Revenue	$3,108,710	$4,754,766	$(1,646,056)
Cost of goods sold	$3,094,289	$4,731,865	$(1,637,576)
Operating expenses	$17,906	$11,581	$6,325
Other expense	$1,371	$-	$1,371
Provision for income taxes	$-	$4,007	$(4,007)
Net income (loss)	$(4,856)	$7,313	$(12,169)

The decrease in cost of goods sold is primarily due to a decrease in revenue.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount
Revenue	$11,573,705	$10,161,415	$1,412,290
Cost of goods sold	$11,514,851	$9,982,701	$1,532,150
Gross profit	$58,854	$178,714	$(119,860)
Operating expenses	$632,626	$3,139,834	$(2,507,208)
Other income (expense)	$827,951	$(5,894,644)	$6,722,595
Provision for income taxes	$-	$(20,541)	$20,541
Net income (loss)	$254,179	$(8,876,305)	$9,130,484

The revenue for the nine months ended September 30, 2021 increased by $1,412,290 to $11,573,705 compared with the same period in 2020. The increase is mainly due to the effects of COVID-19 which caused a decrease in demand and consequently the pricing in prior period.

Cost of goods sold for the nine months ended September 30, 2021 increased by $1,532,150 to $11,514,851 compared with the same period in 2020. The increase is mainly due to the effects of COVID-19 causing a decrease in revenue in prior period. The gross profit, nevertheless, has decreased due to the reduction in margin from 1.8% for the nine months ended September 30, 2020 to 0.5% for the same period in 2021.

Operating expenses for the nine months ended September 30, 2021 decreased by $2,507,208 to $632,626 compared with the same period in 2020. The decrease is mainly due to stock-based compensation for management fee in 2020 and cost control measures undertaken with the prolonged pandemic.

Other income for the nine months ended September 30, 2021 mainly consisted of gain on change in fair value of derivative liabilities of $1,709,730 offset by interest expense of $867,607, whereas other expenses for the nine months ended September 30, 2020 mainly consisted of loss on change in fair value of derivative liabilities of $5,424,691 and interest expense of $534,752. The change in fair value of derivative liabilities is related to convertible notes.

Net income for the nine months ended September 30, 2021 was $254,179 compared to net loss of $8,876,305 in the same period in 2020. The change is mainly due to an increase in other income and a decrease in operating expenses.

For the nine months ended September 30, 2021 and 2020 our results of operations segment, are as follows:

Nine Months Ended September 30, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$11,573,705	$11,573,705
Cost of goods sold	-	(11,514,851)	(11,514,851)
Operating expenses	(593,973)	(38,653)	(632,626)
Other income (expenses)	842,123	(14,172)	827,951
Provision for income taxes	-	-	-
Net income	$248,150	$6,029	$254,179

Nine Months Ended September 30, 2020	Holding Company	Oil and gas	Nutritional Services	Total Consolidated
Revenue	$-	$10,057,932	$103,483	$10,161,415
Cost of goods sold	-	(9,897,945)	(84,756)	(9,982,701)
Operating expenses	(2,831,495)	(34,090)	(274,249)	(3,139,834)
Other income (expenses)	(5,959,243)	-	64,599	(5,894,644)
Provision for income taxes	-	(20,541)	-	(20,541)
Net income (loss)	$(8,790,738)	$105,356	$(190,923)	$(8,876,305)

Holding Company

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount
Revenue	$-	$-	$-
Operating expenses	$593,973	$2,831,495	$(2,237,522)
Other income (expense)	$842,123	$(5,959,243)	$6,801,366
Provision for income taxes	$-	$-	$-
Net income (loss)	$248,150	$(8,790,738)	$9,038,888

Operating expense mainly consists of professional fees for ongoing regulatory requirements and compensation for our management. The decrease in operating expenses is primarily due to stock-based compensation for management fee in 2020.

Other income (expense) mainly consists of interest expense and change in fair value of derivative liability from convertible notes.

Oil and Gas

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount
Revenue	$11,573,705	$10,057,932	$1,515,773
Cost of goods sold	$11,514,851	$9,897,945	$1,616,906
Gross profit	$58,854	$159,987	$(101,133)
Operating expenses	$38,653	$34,090	$4,563
Other expense	$14,172	$-	$14,172
Provision for income taxes	$-	$20,541	$(20,541)
Net income	$6,029	$105,356	$(99,327)

The increase in revenue is primarily due to the COVID-19 lockdown in 2020. The increase in cost of goods sold is primarily due to an increase in revenue. The percentage of gross profit decreased from 1.6% in 2020 to 0.5% in 2021.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of September 30, 2021 and December 31, 2020, respectively.

Working Capital

The following table provides selected financial data about our Company as of September 30, 2021 and December 31, 2020, respectively.

	September 30,	December 31,	Change
	2021	2020	Amount
Cash	$202,690	$185,948	$16,742

Current Assets	$14,867,747	$10,129,206	$4,738,541
Current Liabilities	$22,309,566	$20,245,188	$2,064,378
Working Capital Deficiency	$(7,441,819)	$(10,115,982)	$2,674,163

The decrease in working capital deficiency was primarily attributed to an increase in current assets offset by an increase in current liabilities. The increase in current assets was primarily attributed to an increase in accounts receivable. The increase in current liabilities was primarily attributed to an increase in accounts payable offset by a decrease in derivative liabilities.

Cash Flow

	Nine Months Ended
	September 30,		Change
	2021	2020	Amount
Cash Flows used in operating activities	$(462,202)	$(600,320)	$138,118
Cash Flows used in investing activities	$-	$(158,995)	$158,995
Cash Flows provided by financing activities	$478,462	$1,105,843	$(627,381)
Effects of changes in foreign exchange rate	$482	$1,757	$(1,275)
Net change in cash during period	$16,742	$348,285	$(331,543)

Cash Flow from Operating Activities

During the nine months ended September 30, 2021, our Company used $462,202 in operating activities, compared to $600,320 during the nine months ended September 30, 2020. The decrease in cash used in operation activities is primarily due to a decrease in operating expenses.

Cash Flow from Investing Activities

During the nine months ended September 30, 2021, we did not have any investing activities. For the nine months ended September 30, 2020, we used $158,995 for purchase of property and equipment.

Cash Flow from Financing Activities

During the nine months ended September 30, 2021 and 2020, our Company received $478,462 and $1,105,843 from financing activities, respectively. For the nine months ended September 30, 2021, the Company received $586,000 from the issuance of convertible notes and repaid loans from related parties of $107,538. For the nine months ended September 30, 2020, the Company received $852,000 from convertible notes $288,493 from loans from related parties and $49,609 from hire purchase facilities, and repaid loans from related parties for $83,078 and loan of $1,181.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PHOENIX RISING COMPANIES

Date: November 23, 2021	By:	/s/ Ding-Shin “DS” Chang
	Name:	Ding-Shin “DS” Chang
	Title:	President and Chief Executive Officer (principal executive officer)

Date: November 23, 2021	By:	/s/ Boon Jin “Patrick” Tan
	Name:	Boon Jin “Patrick” Tan
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

