Form 10-K
period 2021-12-31
Phoenix Rising Companies
filed 2022-03-31
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Commission File No. 000-55319

PHOENIX RISING COMPANIES
(Exact name of registrant as specified in its charter)

Nevada	46-1993448
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

641 10th Street

Cedartown, Georgia 30125

(Address of principal executive offices, zip code)

(844) 487-4636

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $103,913,805.

As of March 28, 2022, there were 286,069,451 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

On February 9, 2022, the Company filed a Certificate of Amendment to its Articles of Incorporation, increasing its authorized shares of common stock from 1,000,000 shares to 8,000,000 shares.

Our principal administrative offices are located at 641 10th Street, Cedartown, Georgia 30125, and our telephone number is (844) 487-4636. Our website is www.phoenix-cos.com. Information on our website is not part of this filing or otherwise incorporated herein.

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2021.

December 31, 2021
Financial Summary
Cash and Cash Equivalents	$101,876
Total Assets	19,284,954
Total Liabilities	13,961,595
Total Stockholders’ Equity (Deficit)	$19,284,954

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

Research and Development Activities and Costs

We have not incurred any research and development costs for the fiscal years ended December 31, 2021.

Employees

Including our subsidiaries, we have 20 full-time employees and we do not anticipate hiring more employees in the near future.

Description of Properties

Our executive offices are located at 641 10th Street, Cedartown, Georgia 30125, and our telephone number is (844) 487-4636. We do not own any real estate or other physical properties.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located at 641 10th Street, Cedartown, Georgia 30125. We believe that this space is adequate for our present operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since March 10, 2021, our common stock has been quoted on the OTCQB tier of the OTC Markets Group Inc. (the “OTC Markets”), under the symbol “PRCX.” Between April 1, 2014 and March 9, 2021, our common stock was quoted on the OTCQB tier of the OTC Markets under the stock symbol “RSSV.” On March 25, 2022, the closing bid price on the OTCQX tier for our common stock was $0.00215.

Holders

As of March 28, 2022, there were 286,069,451 shares of common stock issued and outstanding held by approximately 304 holders of record.

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

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2021.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2021.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Our operations for the years ended December 31, 2021 and 2020 are outlined below:

Year ended December 31, 2021 compared to year ended December 31, 2020

	Years Ended
	December 31,		Change
	2021	2020	Amount
Revenue	$13,430,991	$14,355,341	$(924,350)
Cost of goods sold	$13,362,614	$14,281,300	$(918,686)
Gross profit	$68,377	$74,041	$(5,664)
Operating expenses	$799,370	$3,086,862	$(2,287,492)
Other income (expense)	$11,096,752	$(22,767,970)	$33,864,722
Provision for income taxes	$(14,895)	$(20,541)	$5,646
Net income (loss)	$10,350,864	$(25,801,332)	$36,152,196

The revenue for the year ended December 31, 2021 decreased by $924,350 to $13,430,991 compared with the same period in 2020. The decrease is mainly due to the effects of COVID-19 causing a decrease in demand and consequently the pricing in this period.

Cost of goods sold for the year ended December 31, 2021 decreased by $918,686 to $13,362,614 compared with the same period in 2020. The decrease is mainly due to the effects of COVID-19 causing a decrease in revenue in this period.

Operating expenses for the year ended December 31, 2021 increased by $2,287,492 to $799,370 compared with the same period in 2020. The decrease is mainly due to a decrease in stock-based compensations.

Other income (expense) for the year ended December 31, 2021 increased by $33,864,722 to $11,096,752 compared with the same period in 2019. The increase in other income is mainly due to change in fair value of derivative liabilities related to convertible notes.

Net income for the year ended December 31, 2021 was $10,350,864 compared to net loss of $25,801,332 in the same period in 2020. The change is mainly due to change in fair value of derivative liabilities related to convertible notes.

For the year ended December 31, 2021 and 2020 our results of operations segment, are as follows:

Year Ended December 31, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$13,430,991	$13,430,991
Cost of goods sold	-	(13,362,614)	(13,362,614)
Operating expenses	(754,087)	(45,283)	(799,370)
Other income	11,096,752	-	11,096,752
Provision for income taxes	-	(14,895)	(14,895)
Net income	$10,342,665	$8,199	$10,350,864

Year Ended December 31, 2020	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$14,355,341	$14,355,341
Cost of goods sold	-	(14,281,300)	(14,281,300)
Operating expenses	(3,041,551)	(45,311)	(3,086,862)
Other expenses	(22,767,970)	-	(22,767,970)
Provision for income taxes	-	(20,541)	(20,541)
Net income (loss)	$(25,809,521)	$8,189	$(25,801,332)

Holding Company

	Years Ended
	December 31,		Change
	2021	2020	Amount
Revenue	$-	$-	$-
Operating expenses	$754,087	$3,041,551	$(2,287,464)
Other income (expense)	$11,096,752	$(22,767,970)	$33,864,722
Provision for income taxes	$-	$-	$-
Net income (loss)	$10,342,665	$(25,809,521)	$36,152,186

Operating expense mainly consists of professional fees for ongoing regulatory requirements and compensation for our management. The decrease in operating expense is primarily due to a decrease in our management fee and professional fee.

Other income (expense) mainly consists of interest expense and change in fair value of derivative liability from convertible notes.

Oil and Gas

	Years Ended
	December 31,		Change
	2021	2020	Amount
Revenue	$13,430,991	$14,355,341	$(924,350)
Cost of goods sold	$13,362,614	$14,281,300	$(918,686)
Gross profit	$68,377	$74,041	$(5,664)
Operating expenses	$45,283	$45,311	$(28)
Other income (expense)	$-	$-	$-
Provision for income taxes	$14,895	$20,541	$(5,646)
Net income	$8,199	$8,189	$10

The decrease in revenue is primarily due to the effects of COVID-19 which caused a decrease in demand and consequently the pricing in prior period. The decrease in cost of goods sold is primarily due to a decrease in revenue. The percentage of gross profit is 0.5% in 2021 and 2020.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of December 31, 2021 and 2020, respectively.

Working Capital

The following table provides selected financial data about our Company as of December 31, 2021 and 2020, respectively.

	December 31,	December 31,	Change
	2021	2020	Amount
Cash	$101,876	$185,948	$(84,072)

Current Assets	$17,305,167	$10,129,206	$7,175,961
Current Liabilities	$13,961,595	$20,245,188	$(6,283,593)
Working Capital (Deficiency)	$3,343,572	$(10,115,982)	$13,459,554

The increase in working capital was primarily attributed to a decrease in current liabilities and an increase in current assets. The increase in current assets was primarily attributed to an increase in accounts receivable. The decrease in current liabilities was primarily attributed to a decrease in derivative liabilities offset by an increase in accounts payable.

Cash Flow

	Years Ended
	December 31,		Change
	2021	2020	Amount
Cash Flows used in operating activities	$(676,568)	$(903,260)	$226,692
Cash Flows used in investing activities	$-	$(20,044)	$20,044
Cash Flows provided by financing activities	$591,093	$827,944	$(236,851)
Effects on changes in foreign exchange rate	$1,403	$3,679	$(2,276)
Net change in cash during period	$(84,072)	$(91,681)	$7,609

Cash Flow from Operating Activities

During the year ended December 31, 2021, our Company used $676,568 in operating activities, compared to $903,260 during the year ended December 31, 2020. The increase in cash used in operation activities is primarily due to an increase in operating assets.

Cash Flow from Investing Activities

During the year ended December 31, 2021 and 2020, we used $0 and $20,044 in investing, respectively. For the year ended December 31, 2020, the amount of $20,044 relates to the available cash of the subsidiary deconsolidated during the year.

Cash Flow from Financing Activities

During the year ended December 31, 2021 and 2020, our Company received $591,093 and $827,944 from financing activities, respectively. For the year ended December 31, 2021, the Company received $688,500 from convertible notes and $10,131 from loans from related parties, and repaid loans from related parties for $107,538. For the year ended December 31, 2020, the Company received $912,000 from convertible notes and $2,500 from loans from related parties, and repaid loans from related parties for $23,556 and convertible notes for $63,000.

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

ITEM 8. FINANCIAL STATEMENTS

Phoenix Rising Companies

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Phoenix Rising Companies

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Phoenix Rising Companies (the "Company") as of December 31, 2021, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2022

Lakewood, CO

March 31, 2022

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

UNIT B222, SOLARIS DUTAMAS 1, JALAN DUTAMAS 1,50480, Kuala Lumpur, Malaysia. Tel: +603-62053622

PHOENIX RISING COMPANIES

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$101,876	$185,948
Accounts receivable, net	9,318,431	-
Inventory	7,733,568	5,309,894
Purchase deposit for inventory	-	4,610,015
Other current assets	151,292	23,349
Total Current Assets	17,305,167	10,129,206

Goodwill	1,979,787	1,979,787
TOTAL ASSETS	$19,284,954	$12,108,993

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$8,489,790	$2,282,395
Accrued liabilities and other payables	131,197	118,994
Advance payment	1,814,499	834,595
Convertible notes, net of unamortized discounts	730,981	287,298
Due to related parties	24,193	107,538
Derivative liabilities	2,768,484	16,614,368
Tax payable	2,451	-
Total Current Liabilities	13,961,595	20,245,188

Convertible notes non-current, net of unamortized discounts	217,069	182,057
TOTAL LIABILITIES	14,178,664	20,427,245

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Series A Preferred stock, $0.0001 par value; 1,500,000 shares designated; 1,500,000 shares issued and outstanding, respectively	150	150
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 169,127,299 and 121,169,368 shares issued and outstanding, respectively	16,912	12,117
Additional paid-in capital	45,317,109	42,434,390
Subscription receivable	(24,522,000)	(24,522,000)
Accumulated deficit	(15,794,894)	(26,145,758)
Accumulated other comprehensive income (loss)	89,013	(97,151)
Total shareholders' equity (deficit)	5,106,290	(8,318,252)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$19,284,954	$12,108,993

The notes are an integral part of these consolidated financial statements.

PHOENIX RISING COMPANIES

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	Years Ended
	December 31,
	2021	2020

Revenue	$13,430,991	$14,355,341
Cost of goods sold	13,362,614	14,281,300
Gross Profit	68,377	74,041

Operating Expenses
General and administrative	462,155	2,193,542
Professional fees	337,215	893,320
Total Operating Expenses	799,370	3,086,862

Income (Loss) from Operations	(730,993)	(3,012,821)

Other Income (Expense)
Impairment loss on goodwill	-	(1,219,807)
Loss on deconsolidation	-	(1,188,024)
Interest expense	(1,110,728)	(797,821)
Change in fair value of derivative liabilities	12,207,480	(19,562,318)
Total Other Income (Expense)	11,096,752	(22,767,970)

Income (Loss) Before Income Taxes	10,365,759	(25,780,791)
Provision for income taxes	(14,895)	(20,541)
Net Income (Loss)	$10,350,864	$(25,801,332)

Dividend on Series A Preferred Stock	-	(1,999,373)
Net income (loss) attributable to common stockholders	$10,350,864	$(27,800,705)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	186,164	408,825
Total Comprehensive Income (Loss)	$10,537,028	$(27,391,880)

Basic Income (Loss) per Common Share	$0.07	$(0.30)
Diluted Loss per Common Share	$(0.00)	$(0.30)

Basic Weighted Average Common Shares Outstanding	139,754,668	94,019,998
Diluted Weighted Average Common Shares Outstanding	636,042,148	94,019,998

The notes are an integral part of these consolidated financial statements.

PHOENIX RISING COMPANIES

Consolidated Statements of Stockholders’ Equity (Deficit)

								Accumulated
					Additional		Retained	Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Earnings	Comprehensive	Shareholders'
	Number of Shares	Amount	Number of Shares	Amount	Capital	receivable	(Deficit)	Income (loss)	Equity (deficit)

Balance - December 31, 2019	-	-	5,209,881	$521	$8,936,263	$-	$1,654,947	$(505,976)	$10,085,755

Common stock issued for acquisition of Wandi	-	-	60,000,000	6,000	24,516,000	(24,522,000)	-	-	-
Common stock issued for conversion of debt	-	-	33,802,868	3,380	450,365	-	-	-	453,745
Common stock issued for services	-	-	9,450,000	945	232,780	-	-	-	233,725
Common stock issued for services - related party	1,500,000	150	4,500,000	450	2,058,754	-	-	-	2,059,354
Common stock issued for Settlement of debt	-	-	2,206,619	221	110,110	-	-	-	110,331
Common stock issued for exercised cashless warrant	-	-	6,000,000	600	(600)	-	-	-	-
Resolution of derivative liabilities	-	-	-	-	4,131,345	-	-	-	4,131,345
Beneficial conversion feature	-	-	-	-	1,999,373	-	-	-	1,999,373
Deemed dividend on amortization of beneficial conversion feature on Series A Preferred Stock	-	-	-	-	-	-	(1,999,373)	-	(1,999,373)
Net income	-	-	-	-	-	-	(25,801,332)	-	(25,801,332)
Other comprehensive loss	-	-	-	-	-	-	-	408,825	408,825

Balance - December 31, 2020	1,500,000	$150	121,169,368	$12,117	$42,434,390	$(24,522,000)	$(26,145,758)	$(97,151)	$(8,318,252)

Common stock issued for conversion of debt	-	-	35,317,393	3,531	592,079	-	-	-	595,610
Common stock issued for exercised cashless warrant	-	-	12,890,538	1,289	(1,289)	-	-	-	-
Resolution of derivative liabilities	-	-	-	-	2,291,904	-	-	-	2,291,904
Cancellation common stock	-	-	(250,000)	(25)	25	-	-	-	-
Net income	-	-	-	-	-	-	10,350,864	-	10,350,864
Other comprehensive loss	-	-	-	-	-	-	-	186,164	186,164

Balance - December 31, 2021	1,500,000	$150	169,127,299	$16,912	$45,317,109	$(24,522,000)	$(15,794,894)	$89,013	$5,106,290

The notes are an integral part of these consolidated financial statements.

PHOENIX RISING COMPANIES

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,350,863	$(25,801,332)
Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation	-	2,293,078
Impairment loss on goodwill	-	1,219,807
Loss on deconsolidation	-	1,188,024
Amortization of debt discount	967,101	683,951
Change in fair value of derivative liabilities	(12,207,480)	19,562,318
Penalty interest	31,500	-
Changes in operating assets and liabilities:
Accounts receivable	(9,179,306)	552,881
Inventories	2,217,531	(57,655)
Other current assets	80,179	(3,507,637)
Accounts payable	6,055,985	2,162,696
Advance payment	942,183	790,440
Amount due to related party	444	32,844
Tax payable	2,414	(136,572)
Accrued liabilities and other payable	62,018	113,897
Net cash provided by (used in) operating activities	(676,568)	(903,260)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash of subsidiary deconsolidated	-	(20,044)
Net cash used in investing activities	-	(20,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	688,500	912,000
Repayment of convertible notes	-	(63,000)
Loans from related parties	10,131	2,500
Repayments of loans from related parties	(107,538)	(23,556)
Net cash provided by financing activities	591,093	827,944

Effects on changes in foreign exchange rate	1,403	3,679

Net change in cash	(84,072)	(91,681)
Cash - beginning of period	185,948	277,629
Cash - end of period	$101,876	$185,948

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$23,435
Cash paid for income taxes	$5,061	$148,201

Non-Cash Investing and Financing Activity:
Common stock issued for settlement of debt - related party	$-	$110,331
Common stock issued for conversion of debt	$1,973,189	$4,049,568
Common stock issued for exercised cashless warrant	$914,325	$600
Beneficial conversion feature	$-	$1,999,373
Derivative liability recognized as debt discount	$653,500	$827,000
Cancellation common stock	$25	$-

The notes are an integral part of these consolidated financial statements.

PHOENIX RISING COMPANIES

Notes to the Consolidated Financial Statements

December 31, 2021

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

At December 31, 2021, the principal subsidiaries of the Company were listed as follows:

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

Tieshan Oil

During the years ended December 31, 2021 and 2020, two customers accounted for 100% of revenues (79% and 21%) and one customer accounted for 90% of revenues, respectively.

During the years ended December 31, 2021 and 2020, two vendors accounted for 100% (61% and 39%) and 99% of a total purchase.

As of December 31, 2021 and 2020, one customer accounted for approximately 100% and 98% of accounts receivable and three vendors accounted for approximately 99% and two vendors accounted for approximately 96% of accounts payable, respectively.

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

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company determines a sale price in each contract, and normally has a unique price in each contract. The Company sells oil products to a customer and when the products are transferred to a customer, the Company recognizes the revenue.

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

For the years ended December 31, 2021 and 2020, the following common stock equivalents were included in the computation of diluted net income per share.

	Years Ended
	December 31,
	2021	2020
	(Shares)	(Shares)
Preferred Stock	150,000,000	150,000,000
Convertible notes	135,837,972	24,380,149
Warrant	245,366,811	245,232,491
Total	531,204,783	419,612,640

Recent Accounting Pronouncements

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivable are reflected as a current asset and no allowance for bad debt has been recorded as of December 31, 2021 and 2020. As at December 31, 2021 and 2020, the Company had accounts receivable of $9,318,431 and $0, respectively.

NOTE 5 – INVENTORIES

At December 31, 2021 and 2020, inventories consisted of the following:

	December 31,	December 31,
	2021	2020
Finished goods	$7,733,568	$5,309,894

NOTE 6 – ACCRUED LIABILITIES AND OTHER PAYABLE

At December 31, 2021 and 2020, accrued liabilities and other payable consisted of the following:

	December 31,	December 31,
	2021	2020
Accrued interest	$125,722	$54,299
Other payables	5,475	64,695
	$131,197	$118,994

NOTE 7 – CONVERTIBLE NOTE

At December 31, 2021 and 2020, convertible loans consisted of the following:

	December 31,	December 31,
	2021	2020
Convertible Notes - originated in November 22, 2019	$4,064	$4,064
Convertible Notes - issued during fiscal year 2020	605,000	893,656
Convertible Notes - issued during fiscal year 2021	508,750	-
Total convertible notes payable	1,117,814	897,720
Less: Unamortized debt discount	(169,764)	(428,365)
Total convertible notes	948,050	469,355
Less: current portion of convertible notes	730,981	287,298
Long-term convertible notes	$217,069	$182,057

For the years ended December 31, 2021 and 2020, the interest expense on convertible notes was $112,128 and $113,870, and amortization of discount, including interest expense, of $967,101 and $683,951, respectively. As of December 31, 2021 and 2020, the accrued interest was $125,722 and $54,299, respectively.

Conversion

During the year ended December 31, 2021, the Company converted notes with principal amounts and accrued interest of $595,610 into 35,317,393 shares of common stock. The corresponding derivative liability at the date of conversion of $1,377,579 was credited to additional paid in capital

During the year ended December 31, 2020, the Company converted notes with principal amounts and accrued interest of $453,745 into 33,802,868 shares of common stock. The corresponding derivative liability at the date of conversion of $3,599,202 was credited to additional paid in capital.

Convertible Notes – Issued during year ended December 31, 2021

During the year ended December 31, 2021, the Company issued a total principal amount of $743,500 convertible note for cash proceeds of $688,500.  The terms of convertible note are summarized as follows:

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

The Company valued the conversion feature and warrant using the Black Scholes valuation model. The fair value of the derivative liability for all warrant and the notes that became convertible, including the notes issued in prior years, during the year ended December 31, 2021 amounted to $1,124,804. $653,500 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $4,713,047 was recognized as a “day 1” derivative loss.

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

NOTE 8 – WARRANTS

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average	Contractual life
	Shares	Exercise Price	(in years)
Outstanding, December 31, 2019	116,500	$1.78	2.89
Granted	4,441,500	0.36	5.00
Reset feature	246,981,856	0.0069	-
Exercised	(6,307,365)	0.0040	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2020	245,232,491	$0.0069	4.35
Granted	-	-	-
Reset feature	17,554,301	0.0065	3.37
Exercised	(17,419,981)	0.0075	3.73
Forfeited/canceled	-	-	-
Outstanding, December 31, 2021	245,366,811	$0.0065	3.37

Exercisable warrant at December 31, 2021	245,366,811	$0.0065	3.37

During the year ended December 31, 2020, the Company issued warrants with convertible notes. Each warrant is immediately exercisable into one share of common stock at a price ranging from $0.25 to $5.00 (2019: $1.25 to $5.00) per share. The warrants will expire on the three to five year anniversary of the issuance date. As a result of the reset features, the warrants increased by 17,554,301 and 246,981,856, respectively for the period ended December 31, 2021 and 2020, at a weighted average exercise price of $0.0065 and $0.0070 per share, respectively, as of December 31, 2021 and 2020. The reset feature of warrants was effective at the time that a separate convertible instrument with lower exercise price was issued.

The Company determined that the warrants qualify for derivative accounting due to the reset feature of warrants, which led to no explicit limit to the number of shares to be delivered upon future settlement of the exercised warrants.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2020 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of December 31, 2021 is $436,049.

NOTE 9 – DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the years ended December 31, 2021 and 2020:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Expected term	0.09 - 4.47 years	0.04 - 5.00 years
Expected average volatility	162% - 363%	175% - 494%
Expected dividend yield	-	-
Risk-free interest rate	0.02% - 0.97%	0.08% - 1.47%

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2021 and 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2019	$356,395
Addition of new derivatives recognized as debt discounts	827,000
Addition of new derivatives recognized as loss on derivatives	2,177,972
Settled on issuance of common stock	(4,131,345)
Gain on change in fair value of the derivative	17,384,346
Balance - December 31, 2020	$16,614,368
Addition of new derivatives recognized as debt discounts	653,500
Addition of new derivatives recognized as loss on derivatives	471,304
Settled on issuance of common stock	(2,291,904)
Gain on change in fair value of the derivative	(12,678,784)
Balance - December 31, 2021	$2,768,484

The following table summarizes the loss on derivative liability included in the income statement for the years ended December 31, 2021 and 2020, respectively.

	Years Ended
	December 31,
	2021	2020
Day one loss due to derivative liabilities on convertible notes	$471,304	$2,177,972
Change in fair value of the derivative liabilities	(12,678,784)	17,384,346
	$(12,207,480)	$19,562,318

NOTE 10 - STOCKHOLDERS’ (DEFICIT) EQUITY

The capitalization of the Company consists of the following classes of capital stock as of December 31, 2021:

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

As at December 31, 2021 and 2020, the Company had 1,500,000 preferred shares issued and outstanding.

Common Stock

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended December 31, 2021, the Company issued 48,207,931 shares of common stock as follows;

•	35,317,393 shares of common stock issued for conversion of debt of $565,610

•	12,890,538 shares of common stock issued for cashless exercise of warrant

During the year ended December 31, 2021, the Company cancelled 250,000 shares of common stock.

During the year ended December 31, 2020, the Company issued 115,959,487 shares of common stock as follows;

•	33,802,868 shares for conversion of debt of $453,745
•	60,000,000 shares valued at $24,522,000 for acquisition of Wandi, in which 7,600,000 shares to a related party at $3,106,120
•	9,450,000 shares valued at $233,724 for services
•	4,500,000 shares to related parties valued at $59,981 for services
•	2,206,619 shares to a related party for settlement of debt of $110,331
•	6,000,000 shares for exercise of cashless warrant

As at December 31, 2021 and 2020, the Company had 169,127,299 and 121,169,368 common shares issued and outstanding.

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

As of December 31, 2021, the Company does not have control of Wandi. As a result, the Company determined not to consolidate Wandi and recorded share issuance for acquisition of Wandi as a subscription receivable for $24,522,000, until the common shares of Wandi are delivered.

NOTE 11 – RELATED PARTY TRANSACTIONS

Due to related party

As of December 31, 2021 and 2020, the Company recorded due to related parties as follows. The loan is non-interest bearing and due on demand.

	December 31,	December 31,
	2021	2020
Loan from directors	$24,193	$90,826
Loan from related party	-	16,712
	$24,193	$107,538

During the years ended December 31, 2021 and 2020, the Company borrowed $10,131 and $2,500 from a director and a related party respectively and repaid $107,538 and $23,556 to the related parties, respectively.

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

Income (loss) from continuing operations before income tax expense (benefit) is as follows:

	Years Ended
	December 31,
	2021	2020
Tax jurisdiction from:
United States	$10,352,594	$(25,800,824)
Foreign	13,164	20,033
Loss before income taxes	$10,365,758	$(25,780,791)

Income tax provision is as follows:

	Years Ended
	December 31,
	2021	2020
Tax jurisdiction from:
United States	$-	$-
Foreign	14,895	303,979
Income taxes	$14,895	$303,979

	December 31,
	2021	2020
Deferred tax assets:
NOL carryforwards
United States	894,821	708,386
Foreign	8,653	6,122
Less: valuation allowance	(903,475)	(714,508)
Net deferred tax asset	-	-

The expected approximate income tax rate for 2021, for United States is 21%, Hong Kong is 17%, the PRC is 25%. The total income tax benefit differs from the expected income tax benefit principally due to the valuation allowance recorded against the deferred tax assets which are principally comprised of net operating losses (“NOLs”) and net of deferred tax liabilities.

The Company applies the authoritative accounting guidance under ASC 740 for the recognition, measurement, classification and disclosure of uncertain tax positions taken or expected to be taken in a tax return. The Company provided a full valuation allowance against its deferred tax assets as of December 31, 2021 and 2020. This valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets may not be realized.

The Company has approximately $4,261,000 of U.S. and foreign carryforwards, the tax effect of which is approximately $895,821 as of December 31, 2021.

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

A valuation allowance is recorded on certain deferred tax assets if it has been determined it is more likely than not that all or a portion of these assets will not be realized. The Company has recorded a full valuation allowance of $903,475 and $714,508 for deferred tax assets existing as of December 31, 2021 and 2020, respectively. The valuation allowance as of December 31, 2021 and 2020 is attributable to NOL carryforwards in the United States and foreign jurisdictions.

NOTE 13 - SEGMENTED INFORMATION

At December 31, 2021 and 2020, the Company operates in one industry segment, oil and gas, and two geographic segments with China being where majority current assets and equipment are located.

At December 31, 2021 and 2020, segment assets and liabilities were as follows:

December 31, 2021	Holding Company	Oil and gas	Total Consolidated
Assets
Current assets	$201,429	$17,103,738	$17,305,167
Non-current assets	1,979,787	-	1,979,787
Liabilities
Current liabilities	3,720,085	10,241,510	13,961,595
Long term liabilities	217,069	-	217,069
Net assets	$(1,755,938)	$6,862,228	$5,106,290

December 31, 2020	Holding Company	Oil and gas	Total Consolidated
Assets
Current assets	$355,490	$9,773,716	$10,129,206
Non-current assets	1,979,787	-	1,979,787
Liabilities
Current liabilities	17,138,155	3,107,033	20,245,188
Long term liabilities	182,057	-	182,057
Net assets	$(14,984,935)	$6,666,683	$(8,318,252)

For the year ended December 31, 2021 and 2020, segment revenue and net income were as follows:

Year Ended December 31, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$13,430,991	$13,430,991
Cost of goods sold	-	(13,362,614)	(13,362,614)
Operating expenses	(754,087)	(45,283)	(799,370)
Other income	11,096,752	-	11,096,752
Provision for income taxes	-	(14,895)	(14,895)
Net income	$10,342,665	$8,199	$10,350,864

Year Ended December 31, 2020	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$14,355,341	$14,355,341
Cost of goods sold	-	(14,281,300)	(14,281,300)
Operating expenses	(3,041,551)	(45,311)	(3,086,862)
Other expenses	(22,767,970)	-	(22,767,970)
Provision for income taxes	-	(20,541)	(20,541)
Net income (loss)	$(25,809,521)	$8,189	$(25,801,332)

NOTE 14 – EARNINGS (LOSS) PER SHARES

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

	Years Ended
	December 31,
	2021	2020
Numerator:
Net income (loss)	$10,350,864	$(27,800,705)
Change in fair value of derivative liabilities	(12,207,480)	-
Interest on convertible debts	(137,045)	-
Net loss - diluted	$(1,993,661)	$(27,800,705)

Denominator:
Weighted average common shares outstanding - Basic	139,754,668	87,872,217
Effect of dilutive shares
Series A Preferred Stock	150,000,000	-
Convertible notes	126,394,828	-
Warrants	219,892,652	-
Weighted average common shares outstanding - Diluted	636,042,148	87,872,217

Net income per common share:
Basic	$0.07	$(0.32)
Diluted	$(0.00)	$(0.32)

For the year ended December 31, 2020, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 15 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before this audited financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through the date was the Company issued the audited consolidated financial statements.

Subsequent to December 31, 2021, the following transactions occurred:

•	The Company issued 73,050,000 shares for conversion of debt of $242,581.

•	The Company issued convertible notes a total of $112,500, which the term of notes is 1 year and annual interest rate is 8%. Notes are convertible at the option of the holders after 6 months of issuance date of the note and conversion price are Conversion prices are based on the discounted (35% discount) lowest trading prices of the Company’s shares during 10 periods prior to conversion. Certain note has a floor price of $0.01.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our management concluded that as of December 31, 2021 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Age	Positions

Ding-Shin “DS” Chang	52	President, Chief Executive Officer and Director
Boon Jin “Patrick” Tan	51	Treasurer, Chief Financial Officer and Director
Liang-Yu “Jacky” Chang	46	Secretary

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

Significant Employees and Consultants

As of December 31, 2021, the Company has no significant employees. The Company is managed by Ding-Shin “DS” Chang, our sole director and officer.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2021 and 2020:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation($)	Compensation($)	Compensation($)	Total ($)
Ding-Shin	2021	110,931	0	0	0	0	0	0	110,931
“DS” Chang (1)	2020	0	0	0	2,056,022	0	0	0	2,056,022
Boon Jin	2021	0	0	0	0	0	0	0	0
“Patrick” Tan (2)	2020	0	0	0	0	0	0	0	0
Liang-Yu	2021	0	0	0	0	0	0	0	0
Chang (3)	2020	0	0	0	0	0	0	0	0

__________

(1)	Appointed President, Chief Executive Officer and a Director on February 9, 2018.
(2)	Appointed Secretary, Chief Financial Officer and a Director on February 9, 2018.
(3)	Appointed Secretary on February 9, 2018.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has no employment agreements with its officers or any significant employee and did not enter into any employment contracts, termination of employment, or change-in-control arrangements during the year ended December 31, 2021.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2021.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2021.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2021:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ding-Shin “DS” Chang (1)	-0-	-0-	-0-	$ -0-	N/A	-0-	-0-	-0-	-0-
Boon Jin “Patrick” Tan (2)	-0-	-0-	-0-	$ -0-	N/A	-0-	-0-	-0-	-0-
Liang-Yu Chang (3)	-0-	-0-	-0-	$ -0-	N/A	-0-	-0-	-0-	-0-

_____________

(1)	Appointed President, Chief Executive Officer and a Director on February 9, 2018.
(2)	Appointed Secretary, Chief Financial Officer and a Director on February 9, 2018.
(3)	Appointed Secretary on February 9, 2018.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid inCash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Ding-Shin “DS” Chang (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Boon Jin “Patrick” Tan (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

______________

(1)	Appointed President, Chief Executive Officer and a Director on February 9, 2018.
(2)	Appointed Secretary, Chief Financial Officer and a Director on February 9, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 28, 2022, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 286,069,451 shares of our common stock issued and outstanding as February 4, 2022. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Ding-Shin “DS” Chang (2)	4,250,000	1.4%
Boon Jin “Patrick” Tan (3)	414,638	*
Liang-Yu “Jacky” Chang (4)	30,000	*

Directors and Executive Officers as a Group (3 persons)	4,694,638	1.6%

5% or greater shareholders
Fakuan Liu (5)	30,600,000	10.6%
Likable (HK) Company Ltd. (6)	9,800,000	3.4%
SGCI Corporate Finance GMBH (7)	10,056,619	3.5%

____________

*Less than 1%.

(1)	Percentages are calculated based on 169,127,299 shares of the Company’s common stock issued and outstanding on February 4, 2022.
(2)	Address at Neue Mainzer Strasse 6-10, 60311 Frankfurt am Main, Germany.
(3)	Address at D-15-05 Menara Mitraland, Jalan Pju 5/1, Kota Damansara, 47810 Selangor, Malaysia.
(4)	Address at 2F, No. 63, Sec 6, Xinhai Road, Taipei, Taiwan.
(5)	Address at 8 Zu Shang Gou Cun Mo Jie Xiang Yu Zhou Shi, Henan Prov, China 461683.
(6)	Address at Flat D 8/F Blk 18 Phase 2 Wham Poa Garden, Kowloon, Hong Kong.
(7)	Address at Neue Mainzer Strasse 6-10, 60311 Frankfurt am Main, Germany.

The following table lists, as of February 4, 2022, the number of shares of Series A Preferred Stock of our Company that are beneficially owned by each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding Series A Preferred Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Series A Preferred Stock	Percentage of Class (1)
Ding-Shin “DS” Chang (2)	1,500,000 shares directly held(3)	100%

__________

(1) Percentages are calculated based on 1,500,000 shares of the Company’s Series A Preferred Stock issued and outstanding on February 4, 2022. Each share of Series A Preferred Stock has voting rights equal to 100 shares of common stock. Accordingly, the 1,500,000 shares of Series A Preferred Stock has voting power equal to 150,000,000 shares of common stock.

(2) Address at 12 Rue de Lorraine 92300, Levallois-Perret, France.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Audit Fees	$65,000	$26,000
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$65,000	$26,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Amendment (3)
3.1.5	Certificate of Amendment (4)
3.2	Amended and Restated Bylaws (5)
21.1	Subsidiaries of Registrant*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.**
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.**

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-187437), filed with the Securities and Exchange Commission on March 22, 2019.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-55319), filed with the Securities and Exchange Commission on May 13, 2016.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-55319), filed with the Securities and Exchange Commission on June 1, 2021.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-55319), filed with the Securities and Exchange Commission on June 1, 2021.
(5)	Incorporated by reference to the Registrant’s preliminary Information Statement on Schedule 14C (File No. 001-55319), filed with the Securities and Exchange Commission on March 10, 2022.

*Filed herewith.

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX RISING COMPANIES

Date: March 31, 2022	By:	/s/ Ding-Shin “DS” Chang
	Name:	Ding-Shin “DS” Chang
	Title:	President and Chief Executive Officer (principal executive officer)

Date: March 31, 2022	By:	/s/ Boon Jin “Patrick” Tan
	Name:	Boon Jin “Patrick” Tan
	Title:	Chief Financial Officer (principal accounting officer, and principal financial officer)

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022	By:	/s/ Ding-Shin “DS” Chang
	Name:	Ding-Shin “DS” Chang
	Title:	President and Chief Executive Officer and Director (principal executive officer)

Date: March 31, 2022	By:	/s/ Boon Jin “Patrick” Tan
	Name:	Boon Jin “Patrick” Tan
	Title:	Treasurer, Chief Financial Officer and Director (principal accounting officer, and principal financial officer)

