Form 10-Q
period 2022-03-31
Phoenix Rising Companies
filed 2022-05-23
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 17, 2022, there were 549,087,757 shares of common stock, $0.0001 par value per share, outstanding.

PHOENIX RISING COMPANIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2022

INDEX

Index		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

	Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021.	4

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months Ended March 31, 2022 and 2021 (unaudited)	5

	Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for Three Months ended March 31, 2022 and 2021, and the year ended December 31, 2021 (unaudited).	6

	Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2022 and 2021 (unaudited).	8

	Notes to Condensed Financial Statements (unaudited).	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4.	Controls and Procedures.	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	22

Item 1A.	Risk Factors.	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Mine Safety Disclosures.	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	23

Signatures		24

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PHOENIX RISING COMPANIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Current Assets
Cash	$82,507	$101,876
Accounts receivable, net	8,351,794	9,318,431
Inventory	7,748,308	7,733,568
Other current assets	104,754	151,292
Total Current Assets	16,287,363	17,305,167

Goodwill	1,979,787	1,979,787
TOTAL ASSETS	$18,267,150	$19,284,954

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$7,505,238	$8,489,790
Accrued liabilities and other payables	182,907	131,197
Advance payment	1,817,958	1,814,499
Convertible notes, net of unamortized discounts	588,945	730,981
Due to related parties	25,230	24,193
Derivative liabilities	1,164,133	2,768,484
Tax payable	16,827	2,451
Total Current Liabilities	11,301,238	13,961,595

Convertible notes non-current, net of unamortized discounts	209,765	217,069
TOTAL LIABILITIES	11,511,003	14,178,664

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Series A Preferred stock, $0.0001 par value; 1,500,000 shares designated; 1,500,000 shares issued and outstanding, respectively	150	150
Common stock, $0.0001 par value; 8,000,000,000 shares authorized; 309,815,605 and 169,127,299 shares issued and outstanding, respectively	30,981	16,912
Additional paid-in capital	46,048,313	45,317,109
Subscription receivable	(24,522,000)	(24,522,000)
Accumulated deficit	(14,903,411)	(15,794,894)
Accumulated other comprehensive income (loss)	102,114	89,013
Total shareholders' equity (deficit)	6,756,147	5,106,290
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$18,267,150	$19,284,954

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenue	$7,759,922	$4,272,841
Cost of goods sold	7,682,924	4,254,731
Gross Profit	76,998	18,110

Operating Expenses
General and administrative	65,928	88,250
Professional fees	164,500	47,885
Total Operating Expenses	230,428	136,135

Loss from Operations	(153,430)	(118,025)

Other Income (Expense)
Other loss	-	(1,820)
Interest expense	(299,285)	(331,840)
Change in fair value of derivative liabilities	1,361,003	(8,233,121)
Total Other Income (Expense)	1,061,718	(8,566,781)

Income (Loss) Before Income Taxes	908,288	(8,684,806)
Provision for income taxes	(16,805)	-
Net Income (Loss)	$891,483	$(8,684,806)

Dividend on Series A Preferred Stock	-	-
Net income (loss) attributable to common stockholders	$891,483	$(8,684,806)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	13,101	(81,290)
Total Comprehensive Income (Loss)	$904,584	$(8,766,096)

Basic Income (Loss) per Common Share	$0.00	$(0.07)
Diluted Loss per Common Share	$(0.00)	$(0.07)

Basic Weighted Average Common Shares Outstanding	218,273,080	128,338,538
Diluted Weighted Average Common Shares Outstanding	965,351,753	128,338,538

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

Three months ended March 31, 2022

								Accumulated
	Series A Preferred Stock		Common Stock		Additional			Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription receivable	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance - December 31, 2021	1,500,000	$150	169,127,299	$16,912	$45,317,109	$(24,522,000)	$(15,794,894)	$89,013	$5,106,290

Common stock issued for conversion of debt	-	-	140,688,306	14,069	731,204	-	-	-	745,273
Net income	-	-	-	-	-	-	891,483	-	891,483
Other comprehensive income	-	-	-	-	-	-	-	13,101	13,101

Balance - March 31, 2022	1,500,000	$150	309,815,605	$30,981	$46,048,313	$(24,522,000)	$(14,903,411)	$102,114	$6,756,147

Three months Ended March 31, 2021

								Accumulated
	Series A Preferred Stock		Common Stock		Additional			Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription receivable	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance - December 31, 2020	1,500,000	$150	121,169,368	$12,117	$42,434,390	$(24,522,000)	$(26,145,758)	$(97,151)	$(8,318,252)

Common stock issued for conversion of debt	-	-	9,900,730	990	253,460	-	-	-	254,450
Common stock issued for exercised cashless warrant	-	-	5,890,538	589	(589)	-	-	-	-
Resolution of derivative liabilities	-	-	-	-	1,684,780	-	-	-	1,684,780
Net loss	-	-	-	-	-	-	(8,684,806)	-	(8,684,806)
Other comprehensive loss	-	-	-	-	-	-	-	(81,290)	(81,290)

Balance - March 31, 2021	1,500,000	$150	136,960,636	$13,696	$44,372,041	$(24,522,000)	$(34,830,564)	$(178,441)	$(15,145,118)

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$891,483	$(8,684,806)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of debt discount	258,835	304,064
Change in fair value of derivative liabilities	(1,361,003)	8,233,121
Changes in operating assets and liabilities:
Accounts receivable	983,149	(2,444,173)
Inventories	-	(7,439,398)
Other current assets	46,537	3,148,919
Accounts payable	(999,259)	7,549,594
Advance payment	-	(841,137)
Tax payable	14,353	3,511
Accrued liabilities and other payable	70,450	34,772
Net cash used in operating activities	(95,454)	(135,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	105,000	125,000
Repayment of convertible notes	(30,000)	-
Loans from related parties	995	-
Net cash provided by financing activities	75,995	125,000

Effects on changes in foreign exchange rate	90	(68)

Net change in cash	(19,369)	(10,601)
Cash - beginning of period	101,876	185,948
Cash - end of period	$82,507	$175,347

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$27,777
Cash paid for income taxes	$728	$-

Non-Cash Investing and Financing Activity:
Common stock issued for conversion of debt	$-	$1,216,276
Common stock issued for exercised cashless warrant	$7,455,273	$589
Derivative liability recognized as debt discount	$112,500	$120,000

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

Principles of Consolidation

At March 31, 2022, the principal subsidiaries of the Company were listed as follows:

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

Tieshan Oil

During the three months ended March 31, 2022 and 2021, three customers accounted for 100% of revenues (39%, 33%  and 29%) and one customer accounted for 100% of revenues, respectively.

During the three months ended March 31, 2022 and 2021, one vendor accounted for 100% of total purchases and one vendor accounted for 87% of total purchases, respectively

As of March 31, 2022 and December 31, 2020, two customers accounted for 100% (52% and 48%) and one customer accounted for approximately 1000% of accounts receivable, and four vendors accounted for 100% (51%, 30%, 10%, and 9%) and three vendors accounted for approximately 99% of accounts payable, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivables are reflected as a current asset and no allowance for bad debt has been recorded as of March 31, 2022 and December 31, 2021. As at March 31, 2022 and December 31, 2021, the Company had accounts receivable of $8,351,794 and $9,318,431, respectively.

NOTE 5 – INVENTORIES

Inventories at March 31, 2022 and December 31, 2021 consist of the following:

	March 31,	December 31,
	2022	2021

Finished goods	$7,748,308	$7,733,568

NOTE 6 – CONVERTIBLE NOTE

At March 31, 2022 and December 31, 2021, convertible loans consisted of the following:

	March 31,	December 31,
	2022	2021
Convertible Notes - originated in November 22, 2019	$-	$4,064
Convertible Notes - issued during fiscal year 2020	579,064	605,000
Convertible Notes - issued during fiscal year 2021	138,076	508,750
Convertible Notes - issued during fiscal year 2022	112,500	-
Total convertible notes payable	829,640	1,117,814
Less: Unamortized debt discount	(30,930)	(169,764)
Total convertible notes	798,710	948,050
Less: current portion of convertible notes	588,945	730,981
Long-term convertible notes	$209,765	$217,069

For the three months ended March 31, 2022 and 2021, the interest expense on convertible notes was $40,450 and $27,777, and amortization of discount of $258,835 and $304,063, respectively. As of March 31, 2022 and December 31, 2021, the accrued interest was $147,422 and $125,722, respectively.

Conversion

During the three months ended March 31, 2022, the Company converted notes with principal amounts and accrued interest of $389,425 into 140,688,306 shares of common stock. The corresponding derivative liability at the date of conversion of $355,848 was credited to additional paid in capital.

Convertible Notes – Issued during year ended December 31, 2022

During the three months ended March 31, 2022, the Company issued a total principal amount of $112,500 convertible notes for cash proceeds of $105,000.  The terms of convertible note are summarized as follows:

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

The Company valued the conversion feature and warrant using the Black Scholes valuation model. The fair value of the derivative liability for all warrant and the notes that became convertible, including the notes issued in prior years, during the three months ended March 31, 2022 amounted to $188,465. $112,500 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $75,965 was recognized as a “day 1” derivative loss.

NOTE 7 – WARRANTS

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average	Contractual life
	Shares	Exercise Price	(in years)

Outstanding, December 31, 2021	245,366,811	$0.0069	3.12
Granted	-	-	-
Reset feature	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, Mach 31, 2022	245,366,811	$0.0065	3.12

Exercisable warrant at March 31, 2022	245,366,811	$0.0065	3.12

The Company determined that the warrants qualify for derivative accounting due to the reset feature of warrants, which led to no explicit limit to the number of shares to be delivered upon future settlement of the exercised warrants.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at March 31, 2022 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of March 31, 2022 is $0.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the three months ended March 31, 2022 and the year ended December 31, 2021:

	Three Months Ended	Year ended
	March 31,	December 31,
	2021	2021
Expected term	0.22 - 3.41 years	0.09 - 4.47 years
Expected average volatility	186% - 253%	162% - 363%
Expected dividend yield	-	-
Risk-free interest rate	0.27% - 2.45%	0.02% - 0.97%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2022:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2021	$2,768,484
Addition of new derivatives recognized as debt discounts	112,500
Addition of new derivatives recognized as loss on derivatives	75,965
Settled on issuance of common stock	(355,848)
Gain on change in fair value of the derivative	(1,436,968)
Balance - March 31, 2022	$1,164,133

The following table summarizes the (gain) loss on derivative liability included in the income statement for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended
	March 31,
	2022	2021
Day one loss due to derivative liabilities on convertible notes	$75,965	$128,396
Change in fair value of the derivative liabilities	(1,436,968)	8,104,725
	$(1,361,003)	$8,233,121

NOTE 9 - STOCKHOLDERS’ DEFICIT

The capitalization of the Company consists of the following classes of capital stock as of March 31, 2022:

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

As at March 31, 2022 and December 31, 2021, the Company had 1,500,000 preferred shares issued and outstanding.

Common Stock

On February 9, 2022, the Company filed a Certificate of Amendment to its Articles of Incorporation, increasing its authorized shares of common stock from 1,000,000,000 shares to 8,000,000,000 shares.

The Company has authorized 8,000,000,000 shares of common stock with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the three months ended March 31, 2022, the Company issued 140,688,306 shares of common stock for conversion of debt.

As at March 31, 2022 and December 31, 2021, the Company had 309,815,605 and 169,127,299 common shares issued and outstanding, respectively.

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

As of March 31, 2022, the Company does not have control of Wandi. As a result, the Company determined not to consolidate Wandi and recorded share issuance for acquisition of Wandi as a subscription receivable for $24,522,000, until the common shares of Wandi are delivered.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022 and 2021, the Company borrowed $995 and $0 from our related parties, respectively.

As of March 31, 2022 and December 31, 2021, the Company recorded amounts due to related parties of $25,230 and $24,193, respectively. The loan is non-interest bearing and due on demand.

NOTE 11 - SEGMENTED INFORMATION

At March 31, 2022, the Company operates in one industry segment, oil and gas, and two geographic segments with China being where majority current assets and equipment are located.

At March 31, 2022 and December 31, 2021, segment assets and liabilities were as follows:

March 31, 2022	Holding Company	Oil and gas	Total Consolidated
Assets
Current assets	$142,764	$16,144,599	$16,287,363
Non-current assets	1,979,787	-	1,979,787
Liabilities
Current liabilities	2,082,426	9,218,812	11,301,238
Long term liabilities	209,765	-	209,765
Net assets	$(169,640)	$6,925,787	$6,756,147

December 31, 2021	Holding Company	Oil and gas	Total Consolidated
Assets
Current assets	$201,429	$17,103,738	$17,305,167
Non-current assets	1,979,787	-	1,979,787
Liabilities
Current liabilities	3,720,085	10,241,510	13,961,595
Long term liabilities	217,069	-	217,069
Net assets	$(1,755,938)	$6,862,228	$5,106,290

For the three months ended March 31, 2022 and 2021, segment revenue and net income (loss) were as follows:

Three Months Ended March 31, 2022	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$7,759,922	$7,759,922
Cost of goods sold	-	(7,682,924)	(7,682,924)
Operating expenses	(220,650)	(9,778)	(230,428)
Other income	1,061,718	-	1,061,718
Provision for income taxes	-	(16,805)	(16,805)
Net income	$841,068	$50,415	$891,483

Three Months Ended March 31, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$4,272,841	$4,272,841
Cost of goods sold	-	(4,254,731)	(4,254,731)
Operating expenses	(126,001)	(10,134)	(136,135)
Other expenses	(8,564,961)	(1,820)	(8,566,781)
Provision for income taxes	-	-	-
Net income (loss)	$(8,690,962)	$6,156	$(8,684,806)

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

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income (loss)	$891,483	$(8,684,806)
Change in fair value of derivative liabilities	(1,361,003)	-
Interest on convertible debts	18,348	-
Net loss - diluted	$(451,172)	$(8,684,806)

Denominator:
Weighted average common shares outstanding	218,273,080	128,338,538
Effect of dilutive shares
Series A Preferred Stock	150,000,000	-
Convertible notes	597,078,673	-
Warrants	-	-
Diluted	965,351,753	128,338,538

Net income per common share:
Basic	$0.00	$(0.07)
Diluted	$(0.00)	$(0.07)

For the three months ended March 31, 2021, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to March 31, 2022, the Company issued common shares as follows;

•         199,184,552 shares for conversion of debt

•         40,087,600 shares for cashless exercise of warrant

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our operations for the three months ended March 31, 2022 and 2021are outlined below:

Three months ended March 31, 2022 compared to year ended March 31, 2021

	Three months ended
	March 31,		Change
	2022	2021	Amount
Revenue	$7,759,922	$4,272,841	$3,487,081
Cost of goods sold	$7,682,924	$4,254,731	$3,428,193
Gross profit	$76,998	$18,110	$58,888
Operating expenses	$230,428	$136,135	$94,293
Other income (expense)	$1,061,718	$(8,566,781)	$9,628,499
Provision for income taxes	$16,805	$-	$16,805
Net income (loss)	$891,483	$(8,684,806)	$9,576,289

The revenue for the three months ended March 31, 2022 increased by $3,487,081 to $4,272,841 compared with the same period in 2021. The increase is mainly due to the effects of COVID-19 causing a decrease in demand and consequently the pricing in prior year period.

Cost of goods sold for the three months ended March 31, 2022 increased by $3,428,193 to $7,682,924 compared with the same period in 2021. The increase is mainly due to an increase in revenue in this period.

Operating income for the three months ended March 31, 2022 increased by $94,293 to $230,428 compared with the same period in 2021. The increase is mainly due to an increase in professional fee.

Other income (expense) for the three months ended March 31, 2022 increased by $9,628,499 to $1,061,718 from other expenses compared with the same period in 2021. The increase in other income is mainly due to change in fair value of derivative liabilities related to convertible notes.

Net income for the three months ended March 31, 2022 was $891,483 compared to net loss of $8,684,806 in the same period in 2021. The change is mainly due to change in fair value of derivative liabilities related to convertible notes.

For the three months ended March 31, 2022 and 2021 our results of operations segment, are as follows:

Three Months Ended March 31, 2022	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$7,759,922	$7,759,922
Cost of goods sold	-	(7,682,924)	(7,682,924)
Operating expenses	(220,650)	(9,778)	(230,428)
Other income (expenses)	1,061,718	-	1,061,718
Provision for income taxes	-	(16,805)	(16,805)
Net income (loss)	$841,068	$50,415	$891,483

Three Months Ended March 31, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$4,272,841	$4,272,841
Cost of goods sold	-	(4,254,731)	(4,254,731)
Operating expenses	(126,001)	(10,134)	(136,135)
Other expenses	(8,564,961)	(1,820)	(8,566,781)
Provision for income taxes	-	-	-
Net income (loss)	$(8,690,962)	$6,156	$(8,684,806)

Holding Company

	Three Months Ended
	March 31,		Change
	2022	2021	Amount
Revenue	$-	$-	$-
Cost of goods sold	$-	$-	$-
Gross profit	$-	$-	$-
Operating expenses	$220,650	$126,001	$94,649
Other income (expense)	$1,061,718	$8,564,961	$(7,503,243)
Provision for income taxes	$-	$-	$-
Net income (loss)	$841,068	$(8,690,962)	$9,532,030

Operating expense mainly consists of professional fees for ongoing regulatory requirements and general and administrative expense. The increase in operating expense is primarily due to an increase in professional fee.

Other income (expense) mainly consists of interest expense and change in fair value of derivative liability from convertible notes.

Oil and Gas

	Three Months Ended
	March 31,		Change
	2022	2021	Amount
Revenue	$7,759,922	$4,272,841	$3,487,081
Cost of goods sold	$7,682,924	$4,254,731	$3,428,193
Gross profit	$76,998	$18,110	$58,888
Operating expenses	$9,778	$10,134	$(356)
Other income (expense)	$-	$(1,820)	$1,820
Provision for income taxes	$16,805	$-	$16,805
Net income (loss)	$50,415	$6,156	$44,259

The increase in revenue is primarily due to the effects of COVID-19 which caused a decrease in demand and consequently the pricing in prior period. The increase in cost of goods sold is primarily due to an increase in revenue. The percentage of gross profit is 1.0% in 2022 and 0.4% in 2021.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of March 31, 2022 and December 31, 2021, respectively.

Working Capital

The following table provides selected financial data about our Company as of March 31, 2022 and December 31, 2021, respectively.

	March 31,	December 31,	Change
	2022	2021	Amount
Cash	$82,507	$101,876	$(19,369)

Current Assets	$16,287,363	$17,305,167	$(1,017,804)
Current Liabilities	$11,301,238	$13,961,595	$(2,660,357)
Working Capital Deficiency	$4,986,125	$3,343,572	$1,642,553

The increase in working capital was primarily attributed to an increase in current assets offset by an increase in current liabilities. The increase in current assets was primarily attributed to an increase in accounts receivable. The increase in current liabilities was primarily attributed to an increase in accounts payable offset by a decrease in derivative liabilities.

Cash Flow

	Three Months Ended
	March 31,		Change
	2022	2021	Amount
Cash Flows used in operating activities	$(95,454)	$(135,533)	$40,079
Cash Flows provided by investing activities	$-	$-	$-
Cash Flows provided by financing activities	$75,995	$125,000	$(49,005)
Effects on changes in foreign exchange rate	$90	$(68)	$158
Net change in cash during period	$(19,369)	$(10,601)	$(8,768)

Cash Flow from Operating Activities

During the three months ended March 31, 2022, our Company used $95,454 in operating activities, compared to $135,533 during the three months ended March 31, 2021. The decrease in cash used in operation activities is primarily due to an increase in operating liabilities offset by operating assets.

Cash Flow from Investing Activities

During the three months ended March 31, 2022 and 2021, we did not have any investing acuities.

Cash Flow from Financing Activities

During the three months ended March 31, 2022 and 2021, our Company received $75,995 and $125,000 from financing activities, respectively. For the three months ended March 31, 2022, the Company received $105,000 from convertible notes and 995 from loans from related parties, and repaid convertible notes for $30,000. For the year ended March 31, 2021, the Company received $125,000 from convertible notes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Amendment (4)
3.1.4	Certificate of Amendment (5)
3.2	Amended and Restated Bylaws (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.*+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*+
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*+

_______________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-187437), filed with the Securities and Exchange Commission on March 22, 2019.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-55319), filed with the Securities and Exchange Commission on May 13, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-55319), filed with the Securities and Exchange Commission on July 9, 2018.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-55319), filed with the Securities and Exchange Commission on June 1, 2021.
(5)	Incorporated by reference to the Registrant’s preliminary Information Statement on Schedule 14C (File No. 001-55319), filed with the Securities and Exchange Commission on March 10, 2022.

_____________

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

PHOENIX RISING COMPANIES

Date: May 23, 2022	By:	/s/ Ding-Shin “DS” Chang
	Name:	Ding-Shin “DS” Chang
	Title:	President and Chief Executive Officer (principal executive officer)

Date: May 23, 2022	By:	/s/ Boon Jin “Patrick” Tan
	Name:	Boon Jin “Patrick” Tan
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

