Form 10-K/A
period 2021-12-31
Phoenix Rising Companies
filed 2022-06-28
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-K/A

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

ITEM 1A. RISK FACTORS

RISKS RELATED TO DOING BUSINESS IN THE PEOPLE’S REPUBLIC OF CHINA

Changes in the political and economic policies of the People’s Republic of China (“PRC”) government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

We are a holding company that operates part of our business through our Hong Kong and PRC subsidiaries. The PRC government has sovereignty of Hong Kong, and Hong Kong’s legislature adopts laws that are congruent with PRC government policies and laws. Because part of our operations are in the Hong Kong, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects.

The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

While the PRC economy has experienced significant growth in the past three decades, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the PRC government has implemented in the past certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our businesses, financial condition and results of operations.

There are uncertainties regarding the interpretation and enforcement of PRC and Hong Kong laws, rules and regulations.

Part of our operations are conducted in the Hong Kong, and are governed by PRC and Hong Kong laws, rules and regulations. Our Hong Kong subsidiaries may become subject to laws, rules and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degrees of interpretation by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of restricting the scope of our operations in China, or causing the suspension or termination of our business operations in China entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

Compliance with China’s new Data Security Law, Measures on Cybersecurity Review (revised draft for public consultation), Personal Information Protection Law (second draft for consultation), regulations and guidelines relating to the multi-level protection scheme and any other future laws and regulations may entail significant expenses and could materially affect our business.

Recently, the Cyberspace Administration of China has taken action against several Chinese internet companies in connection with their initial public offerings on U.S. securities exchanges, for alleged national security risks and improper collection and use of the personal information of Chinese data subjects. According to the official announcement, the action was initiated based on the National Security Law, the Cyber Security Law and the Measures on Cybersecurity Review, which are aimed at “preventing national data security risks, maintaining national security and safeguarding public interests.” Additionally, regulations announced by the Cyberspace Administration of China on January 4, 2022, The Cybersecurity Review Measures (2021) (the “Measures”), became effective on February 15, 2022.  According to the Measures, to go public abroad, an online platform operator that possesses the personal information of more than 1,000,000 users must seek cybersecurity review from the Office of Cybersecurity Review.  Currently, we have not been involved in any investigations on cybersecurity review initiated by the CAC or related governmental regulatory authorities, and we have not received any inquiry, notice, warning, or sanction in such respect. Since these cybersecurity rules were recently enacted and uncertainties exist as to the interpretation or implementation of the Measures, if the Measures require us to obtain clearance or permissions from the CAC, we would file an application with CAC and seek to obtain the clearance or permissions from the CAC as required.  However, there can be no assurance we will obtain clearance or permission which could adversely affect our business. Compliance with the Measures, as well as additional laws, regulations and guidelines that the PRC government promulgates in the future, may entail significant expenses and could materially affect our business.

It is unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on our online ticketing platform. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and this could lead to us delisting or removal from the over-the-counter markets.

Also, on August 20, 2021, the National People’s Congress passed the Personal Information Protection Law, which will be implemented on November 1, 2021. The law creates a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The law also proposes that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold to-be-set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the draft contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year.

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement. Compliance with the Cyber Security Law and the Data Security Law could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law and the recent Chinese government actions could materially adversely affect our ability, on favorable terms, to raise capital, including engaging in follow-on offerings of our securities in the U.S. market.

It may be difficult for U.S. regulators, such as the Department of Justice, the SEC, and other authorities, to conduct investigation or collect evidence within China.

Shareholder claims or regulatory investigation that are common in the United States generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to providing information needed for regulatory investigations or litigations initiated outside China. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such cooperation with regulatory authorities in the Unities States—including the SEC and the Department of Justice—may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the PRC territory. While detailed interpretation of or implementation rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase the difficulties you face in protecting your interests.

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

Narrative to Executive Compensation Table

Ding-Shin “DS” Chang, our Chief Executive Officer, received a salary of $110,931 in 2021, but no salary in prior years, because we had cash on hand to pay such salary in $110,931, only after what we determined to be payment of essential operations of the Company, including, basic operating expenses, which we determined does not include the payment of salary to our Chief Executive Officer.  Mr. Chang received option awards of $2,056,022 in 2020, but none in 2021, because after what we determined to be payment of essential operations of the Company, including, basic operating expenses, which we determined does not include the payment of salary to our Chief Executive Officer, the company determined to pay Mr. Change by way of option awards instead of cash.

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

PHOENIX RISING COMPANIES

Date: June 28, 2022	By:	/s/ Ding-Shin “DS” Chang
	Name:	Ding-Shin “DS” Chang
	Title:	President and Chief Executive Officer (principal executive officer)

Date: June 28, 2022	By:	/s/ Boon Jin “Patrick” Tan
	Name:	Boon Jin “Patrick” Tan
	Title:	Chief Financial Officer (principal accounting officer, and principal financial officer)

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2022	By:	/s/ Ding-Shin “DS” Chang
	Name:	Ding-Shin “DS” Chang
	Title:	President and Chief Executive Officer and Director (principal executive officer)

Date: June 28, 2022	By:	/s/ Boon Jin “Patrick” Tan
	Name:	Boon Jin “Patrick” Tan
	Title:	Treasurer, Chief Financial Officer and Director (principal accounting officer, and principal financial officer)

