Form 10-Q
period 2022-06-30
Phoenix Rising Companies
filed 2022-08-25
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 807,395,930 shares of common stock, $0.0001 par value per share, outstanding.

PHOENIX RISING COMPANIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2022

INDEX

Index		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021.	3

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2022 and 2021 (unaudited)	4

	Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for Three and Six Months ended June 30, 2022 and 2021, and the year ended December 31, 2021 (unaudited).	5

	Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2022 and 2021 (unaudited).	6

	Notes to Condensed Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

Item 4.	Controls and Procedures.	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	22

Item 1A.	Risk Factors.	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Mine Safety Disclosures.	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	23

Signatures		24

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PHOENIX RISING COMPANIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Current Assets
Cash	$28,003	$101,876
Accounts receivable, net	8,143,606	9,318,431
Inventory	7,336,080	7,733,568
Other current assets	95,692	151,292
Total Current Assets	15,603,381	17,305,167

Goodwill	1,979,787	1,979,787
TOTAL ASSETS	$17,583,168	$19,284,954

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$7,052,178	$8,489,790
Accrued liabilities and other payables	187,289	131,197
Advance payment	1,825,919	1,814,499
Convertible notes, net of unamortized discounts	542,675	730,981
Due to related parties	41,636	24,193
Derivative liabilities	28,114,623	2,768,484
Tax payable	47,493	2,451
Total Current Liabilities	37,811,813	13,961,595

Convertible notes non-current, net of unamortized discounts	250,311	217,069
TOTAL LIABILITIES	38,062,124	14,178,664

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Series A Preferred stock, $0.0001 par value; 1,500,000 shares designated; 1,500,000 shares issued and outstanding, respectively	150	150
Common stock, $0.0001 par value; 8,000,000,000 shares authorized; 685,022,299 and 169,127,299 shares issued and outstanding, respectively	68,502	16,912
Additional paid-in capital	47,610,775	45,317,109
Subscription receivable	(24,522,000)	(24,522,000)
Accumulated deficit	(43,369,878)	(15,794,894)
Accumulated other comprehensive income (loss)	(266,505)	89,013
Total shareholders' equity (deficit)	(20,478,956)	5,106,290
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$17,583,168	$19,284,954

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$3,379,992	$4,192,154	$11,139,914	$8,464,995
Cost of goods sold	3,231,644	4,165,831	10,914,568	8,420,562
Gross Profit	148,348	26,323	225,346	44,433

Operating Expenses
General and administrative	54,918	78,059	120,846	166,309
Professional fees	95,249	132,578	259,749	180,463
Total Operating Expenses	150,167	210,637	380,595	346,772

Income (Loss) from Operations	(1,819)	(184,314)	(155,249)	(302,339)

Other Income (Expense)
Other loss	-	(10,981)	-	(12,801)
Interest expense	(218,062)	(288,837)	(517,347)	(620,677)
Change in fair value of derivative liabilities	(28,208,861)	11,515,726	(26,847,858)	3,282,605
Total Other Income (Expense)	(28,426,923)	11,215,908	(27,365,205)	2,649,127

Income (Loss) Before Income Taxes	(28,428,742)	11,031,594	(27,520,454)	2,346,788
Provision for income taxes	(37,725)	-	(54,530)	-
Net Income (Loss)	$(28,466,467)	$11,031,594	$(27,574,984)	$2,346,788

Dividend on Series A Preferred Stock	-	-	-	-
Net income (loss) attributable to common stockholders	$(28,466,467)	$11,031,594	$(27,574,984)	$2,346,788

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(368,619)	95,882	(355,518)	14,592
Total Comprehensive Income (Loss)	$(28,835,086)	$11,127,476	$(27,930,502)	$2,361,380

Basic Income (Loss) per Common Share	$(0.05)	$0.08	$(0.07)	$0.02
Diluted Loss per Common Share	$(0.05)	$(0.00)	$(0.07)	$0.02

Basic Weighted Average Common Shares Outstanding	524,048,120	136,643,606	372,005,283	136,330,560
Diluted Weighted Average Common Shares Outstanding	524,048,120	533,842,925	372,005,283	534,597,354

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

Three and Six months ended June 30, 2022

								Accumulated
								Other
	Series A Preferred Stock		Common Stock		Additional			Comprehensive	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription receivable	Accumulated Deficit	Income (loss)	Stockholders' Deficit

Balance - December 31, 2021	1,500,000	$150	169,127,299	$16,912	$45,317,109	$(24,522,000)	$(15,794,894)	$89,013	$5,106,290

Common stock issued for conversion of debt	-	-	140,688,306	14,069	375,356	-	-	-	389,425
Resolution of derivative liabilities	-	-	-	-	355,848	-	-	-	355,848
Net income	-	-	-	-	-	-	891,483	-	891,483
Other comprehensive income	-	-	-	-	-	-	-	13,101	13,101

Balance - March 31, 2022	1,500,000	$150	309,815,605	$30,981	$46,048,313	$(24,522,000)	$(14,903,411)	$102,114	$6,756,147

Common stock issued for conversion of debt	-	-	217,041,695	21,704	217,408	-	-	-	239,112
Common stock issued for cashless exercised warrant	-	-	158,164,999	15,817	(15,817)	-	-	-	-
Resolution of derivative liabilities	-	-	-	-	1,360,871	-	-	-	1,360,871
Net income	-	-	-	-	-	-	(28,466,467)	-	(28,466,467)
Other comprehensive income	-	-	-	-	-	-	-	(368,619)	(368,619)

Balance - June 30, 2022	1,500,000	$150	685,022,299	$68,502	$47,610,775	$(24,522,000)	$(43,369,878)	$(266,505)	$(20,478,956)

Three and Six months ended June 30, 2021

								Accumulated
	Series A Preferred Stock		Common Stock		Additional			Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription receivable	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance - December 31, 2020	1,500,000	$150	121,169,368	$12,117	$42,434,390	$(24,522,000)	$(26,145,758)	$(97,151)	$(8,318,252)

Common stock issued for conversion of debt	-	-	9,900,730	990	253,460	-	-	-	254,450
Common stock issued for exercised cashless warrant	-	-	5,890,538	589	(589)	-	-	-	-
Resolution of derivative liabilities	-	-	-	-	1,684,780	-	-	-	1,684,780
Net loss	-	-	-	-	-	-	(8,684,806)	-	(8,684,806)
Other comprehensive loss	-	-	-	-	-	-	-	(81,290)	(81,290)

Balance - March 31, 2021	1,500,000	$150	136,960,636	$13,696	$44,372,041	$(24,522,000)	$(34,830,564)	$(178,441)	$(15,145,118)

Common stock issued for conversion of debt	-	-	2,965,440	297	96,723	-	-	-	97,020
Resolution of derivative liabilities	-	-	-	-	111,392	-	-	-	111,392
Net income	-	-	-	-	-	-	11,031,594	-	11,031,594
Other comprehensive income	-	-	-	-	-	-	-	95,882	95,882

Balance - June 30, 2021	1,500,000	$150	139,926,076	$13,993	$44,580,156	$(24,522,000)	$(23,798,970)	$(82,559)	$(3,809,230)

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(27,574,984)	$2,346,788
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of debt discount	336,414	537,600
Change in fair value of derivative liabilities	26,847,858	(3,282,605)
Changes in operating assets and liabilities:
Accounts receivable	719,602	(7,134,750)
Inventories	-	(388,461)
Other current assets	55,193	57,631
Accounts payable	(1,038,955)	8,337,298
Advance payment	108,250	(842,772)
Amount due to related party	-	-
Tax payable	46,708	3,727
Accrued liabilities and other payable	206,161	70,955
Net cash used in operating activities	(293,753)	(263,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	245,000	473,500
Repayment of convertible notes	(42,728)	-
Loans from related parties	18,635	-
Net cash provided by financing activities	220,907	465,550

Effects on changes in foreign exchange rate	(1,027)	568

Net change in cash	(73,873)	203,029
Cash - beginning of period	101,876	185,948
Cash - end of period	$28,003	$388,977

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$1,824

Non-Cash Investing and Financing Activity:
Common stock issued for conversion of debt	$1,649,065	$1,425,678
Common stock issued for exercised cashless warrant	$696,191	$721,964
Derivative liability recognized as debt discount	$215,000	$378,500

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Notes to the Condensed Consolidated Financial Statements

June 30, 2022

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on June 30, 2022.

Principles of Consolidation

At June 30, 2022, the principal subsidiaries of the Company were listed as follows:

Entity Name	Acquisition Date	Ownership	Jurisdiction	Investments Held By	Nature of Operation	Fiscal Year
Xing Rui International Investment Holding Group Co., Ltd. (“Xing Rui”)	December 22, 2014	100%	Seychelles	PRCX	Holding Company	January 31
Xing Rui International Investment Group Ltd. (“Xing Rui HK”)	December 22, 2014	100%	Hong Kong, the PRC	Xing Rui	Holding Company	January 31
Huaxin Changrong (Shenzhen) Technology Service Co., Ltd. (“Huaxin”) *	August 27, 2015	100%	the PRC	Xing Rui	Holding Company	December 31
Beijing Yandong Tieshan Oil Products Co., Ltd. (“Tieshan Oil”) *	May 16, 2018	100%	the PRC	Huaxin	Trading of oil products	December 31

*	The English names used are translated only.

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

Tieshan Oil

During the six months ended June 30, 2022 and 2021, three customers accounted for 64% of revenues (27%, 24% and 13%) and two customers accounted for 100% of revenues (86% and 16%), respectively.

During the six months ended June 30, 2022 and 2021, one vendor accounted for 100% of total purchases and one vendor accounted for 100% of total purchases, respectively.

As of June 30, 2022 and December 31, 2020, two customers accounted for 100% (52% and 48%) and one customer accounted for approximately 1000% of accounts receivable, and four vendors accounted for 100% (51%, 30%, 10%, and 9%) and three vendors accounted for approximately 99% of accounts payable, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivables are reflected as a current asset and no allowance for bad debt has been recorded as of June 30, 2022 and December 31, 2021. As at June 30, 2022 and December 31, 2021, the Company had accounts receivable of $8,143,606 and $9,318,431, respectively.

NOTE 5 – INVENTORIES

Inventories at June 30, 2022 and December 31, 2021 consist of the following:

	June 30,	December 31,
	2022	2021

Finished goods	$7,336,080	$7,733,568

NOTE 6 – CONVERTIBLE NOTE

At June 30, 2022 and December 31, 2021, convertible loans consisted of the following:

	June 30,	December 31,
	2022	2021
Convertible Notes - originated in November 22, 2019	$-	$4,064
Convertible Notes - issued during fiscal year 2020	566,336	605,000
Convertible Notes - issued during fiscal year 2021	30,000	508,750
Convertible Notes - issued during fiscal year 2022	268,250	-
Total convertible notes payable	864,586	1,117,814
Less: Unamortized debt discount	(71,600)	(169,764)
Total convertible notes	792,986	948,050
Less: current portion of convertible notes	542,675	730,981
Long-term convertible notes	$250,311	$217,069

For the six months ended June 30, 2022 and 2021, the interest expense on convertible notes was $180,933 and $27,777, and amortization of discount of $336,414 and $304,063, respectively. As of June 30, 2022 and December 31, 2021, the accrued interest was $152,096 and $125,722, respectively.

Conversion

During the six months ended June 30, 2022, the Company converted notes with principal amounts and accrued interest of $389,425 into 140,688,306 shares of common stock. The corresponding derivative liability at the date of conversion of $355,848 was credited to additional paid in capital.

Convertible Notes – Issued during year ended December 31, 2022

During the six months ended June 30, 2022, the Company issued a total principal amount of $268,250 convertible notes for cash proceeds of $245,000. The terms of convertible note are summarized as follows:

•	Term: a range from 12 months to18 months;
•	Annual interest rates: 8% - 12%;
•	Convertible at the option of the holders at any time after 180 days from issuance or event of default
•	Conversion prices are based on discounted (35% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

Convertible Notes – Issued during year ended December 31, 2021

During the year ended December 31, 2021, the Company issued a total principal amount of $743,500 convertible note for cash proceeds of $688,500.  The terms of convertible note are summarized as follows:

•	Term: a range from 12 months to 18 months;
•	Annual interest rates: 8%;
•	Convertible at the option of the holders at any time or 180 days from issuance
•	Conversion prices are based on discounted (35% - 40% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

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

The Company valued the conversion feature and warrant using the Black Scholes valuation model. The fair value of the derivative liability for all warrant and the notes that became convertible, including the notes issued in prior years, during the six months ended June 30, 2022 amounted to $385,125. $215,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $170,125 was recognized as a “day 1” derivative loss.

NOTE 7 – WARRANTS

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average	Contractual life
	Shares	Exercise Price	(in years)

Outstanding, December 31, 2021	245,366,811	$0.0069	3.37
Granted	-	-	-
Reset feature	13,637,490,376	0.0001	3.34
Exercised	(163,384,034)	0.0001	3.27
Forfeited/canceled	-	-	-
Outstanding, June 30, 2022	13,719,473,153	$0.0001	3.16

The Company determined that the warrants qualify for derivative accounting due to the reset feature of warrants, which led to no explicit limit to the number of shares to be delivered upon future settlement of the exercised warrants.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2022 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of June 30, 2022 is $26,012,091.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the six months ended June 30, 2022 and the year ended December 31, 2021:

	Six Months Ended	Year ended
	June 30,	December 31,
	2021	2021
Expected term	0.12 - 3.41 years	0.09 - 4.47 years
Expected average volatility	186% - 468%	162% - 363%
Expected dividend yield	-	-
Risk-free interest rate	0.28% - 3.35%	0.02% - 0.97%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2022:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2021	$2,768,484
Addition of new derivatives recognized as debt discounts	215,000
Addition of new derivatives recognized as loss on derivatives	170,125
Settled on issuance of common stock	(1,716,719)
Gain on change in fair value of the derivative	26,677,733
Balance - June 30, 2022	$28,114,623

The following table summarizes the (gain) loss on derivative liability included in the income statement for the six months ended June 30, 2022 and 2021, respectively.

	Six Months Ended
	June 30,
	2022	2021
Day one loss due to derivative liabilities on convertible notes	$170,125	$323,657
Change in fair value of the derivative liabilities	26,677,733	(3,606,262)
	$26,847,858	$(3,282,605)

NOTE 9 - STOCKHOLDERS’ DEFICIT

The capitalization of the Company consists of the following classes of capital stock as of June 30, 2022:

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

As at June 30, 2022 and December 31, 2021, the Company had 1,500,000 preferred shares issued and outstanding.

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

During the six months ended June 30, 2022, the Company issued common shares as follows

•	217,041,695 shares of common stock for conversion of debt
•	158,164,999 shares of common stock for cashless exercise of warrant

As at June 30, 2022 and December 31, 2021, the Company had 685,022,299 and 169,127,299 common shares issued and outstanding, respectively.

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

As of June 30, 2022, the Company does not have control of Wandi. As a result, the Company determined not to consolidate Wandi and recorded share issuance for acquisition of Wandi as a subscription receivable for $24,522,000, until the common shares of Wandi are delivered.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022 and 2021, the Company borrowed $18,635 and $0 from our related parties, respectively.

As of June 30, 2022 and December 31, 2021, the Company recorded amounts due to related parties of $41,636 and $24,193, respectively. The loan is non-interest bearing and due on demand.

NOTE 11 - SEGMENTED INFORMATION

At June 30, 2022, the Company operates in one industry segment, oil and gas, and two geographic segments with China being where majority current assets and equipment are located.

At June 30, 2022 and December 31, 2021, segment assets and liabilities were as follows:

June 30, 2022	Holding Company	Oil and gas	Total Consolidated
Assets
Current assets	$84,336	$15,519,045	$15,603,381
Non-current assets	1,979,787	-	1,979,787
Liabilities
Current liabilities	28,947,222	8,864,591	37,811,813
Long term liabilities	250,311	-	250,311
Net assets	$(27,133,410)	$6,654,454	$(20,478,956)

December 31, 2021	Holding Company	Oil and gas	Total Consolidated
Assets
Current assets	$201,429	$17,103,738	$17,305,167
Non-current assets	1,979,787	-	1,979,787
Liabilities
Current liabilities	3,720,085	10,241,510	13,961,595
Long term liabilities	217,069	-	217,069
Net assets	$(1,755,938)	$6,862,228	$5,106,290

For the six months ended June 30, 2022 and 2021, segment revenue and net income (loss) were as follows:

Six Months Ended June 30, 2022	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$11,139,914	$11,139,914
Cost of goods sold	-	(10,914,568)	(10,914,568)
Operating expenses	(358,622)	(21,973)	(380,595)
Other expenses	(27,365,205)	-	(27,365,205)
Provision for income taxes	-	(54,530)	(54,530)
Net income (loss)	$(27,723,827)	$148,843	$(27,574,984)

Six Months Ended June 30, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$8,464,995	$8,464,995
Cost of goods sold	-	(8,420,562)	(8,420,562)
Operating expenses	(326,025)	(20,747)	(346,772)
Other income (expenses)	2,661,928	(12,801)	2,649,127
Provision for income taxes	-	-	-
Net income	$2,335,903	$10,885	$2,346,788

For the three months ended June 30, 2022 and 2021, segment revenue and net income (loss) were as follows:

Three Months Ended June 30, 2022	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$3,379,992	$3,379,992
Cost of goods sold	-	(3,231,644)	(3,231,644)
Operating expenses	(137,972)	(12,195)	(150,167)
Other expenses	(28,426,923)	-	(28,426,923)
Provision for income taxes	-	(37,725)	(37,725)
Net income (loss)	$(28,564,895)	$98,428	$(28,466,467)

Three Months Ended June 30, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$4,192,154	$4,192,154
Cost of goods sold	-	(4,165,831)	(4,165,831)
Operating expenses	(200,024)	(10,613)	(210,637)
Other income (expenses)	11,226,889	(10,981)	11,215,908
Provision for income taxes	-	-	-
Net income	$11,026,865	$4,729	$11,031,594

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

	Three months ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(28,466,467)	$11,031,594	$(27,574,984)	$2,346,788
Change in fair value of derivative liabilities	-	(11,515,726)	-	(3,282,605)
Interest on convertible debts	-	(285,800)	-	(265,803)
Net loss - diluted	$(28,466,467)	$(769,932)	$(27,574,984)	$(1,201,620)

Denominator:
Weighted average common shares outstanding	524,048,120	136,634,606	372,005,283	136,330,560
Effect of dilutive shares
Series A Preferred Stock	-	150,000,000	-	150,000,000
Convertible notes	-	30,563,831	-	27,083,110
Warrants	-	216,644,488	-	221,183,684
Diluted	524,048,120	533,842,925	372,005,283	534,597,354

Net income (loss) per common share:
Basic	$(0.05)	$0.08	$(0.07)	$0.02
Diluted	$(0.05)	$(0.00)	$(0.07)	$(0.00)

For the three and six months ended June 30, 2022, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to June 30, 2022, the Company issued common shares as follows;

•	24,769,231 shares for conversion of debt
•	72,604,400 shares for cashless exercise of warrant

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our operations for the three and six months ended June 30, 2022 and 2021are outlined below:

Three months ended June 30, 2022 compared to year ended June 30, 2021

	Three months ended
	June 30,		Change
	2022	2021	Amount
Revenue	$3,379,992	$4,192,154	$(812,162)
Cost of goods sold	$3,231,644	$4,165,831	$(934,187)
Gross profit (loss)	$148,348	$26,323	$122,025
Operating expenses	$150,167	$210,637	$(60,470)
Other income (expense)	$(28,426,923)	$11,215,908	$(39,642,831)
Provision for income taxes	$37,725	$-	$37,725
Net income (loss)	$(28,466,467)	$11,031,594	$(39,498,061)

The revenue for the six months ended June 30, 2022 decreased by $812,162 to $3,379,992 compared with the same period in 2021. The decrease is mainly due to the continuing effects of COVID-19.

Cost of goods sold for the three months ended June 30, 2022 increased by $934,187 to $3,231,644 compared with the same period in 2021. The decrease is mainly due to a decrease in revenue in this period.

Operating income for the three months ended June 30, 2022 decreased by $60,470 to $150,167 compared with the same period in 2021. The decrease is mainly due to a decrease in professional fee and office expense.

Other income (expense) for the three months ended June 30, 2022 increased by $39,642,831 to other expense of $28,426,923 from other income compared with the same period in 2021. The increase in other expense is mainly due to change in fair value of derivative liabilities related to convertible notes and warrants.

Net loss for the three months ended June 30, 2022 was $28,466,467 compared to net income of $11,031,594 in the same period in 2021. The change is mainly due to change in fair value of derivative liabilities related to convertible notes and warrants.

For the three months ended June 30, 2022 and 2021 our results of operations segment, are as follows:

Three Months Ended June 30, 2022	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$3,379,992	$3,379,992
Cost of goods sold	-	(3,231,644)	(3,231,644)
Operating expenses	(137,972)	(12,195)	(150,167)
Other expenses	(28,426,923)	-	(28,426,923)
Provision for income taxes	-	(37,725)	(37,725)
Net income (loss)	$(28,564,895)	$98,428	$(28,466,467)

Three Months Ended June 30, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$4,192,154	$4,192,154
Cost of goods sold	-	(4,165,831)	(4,165,831)
Operating expenses	(200,024)	(10,613)	(210,637)
Other income (expenses)	11,226,889	(10,981)	11,215,908
Provision for income taxes	-	-	-
Net income	$11,026,865	$4,729	$11,031,594

Holding Company

	Three months ended
	June 30,
	2022	2021	Change Amount
Revenue	$-	$-	$-
Cost of goods sold	$-	$-	$-
Gross profit	$-	$-	$-
Operating expenses	$137,972	$200,024	$(62,052)
Other income (expense)	$(28,426,923)	$11,226,889	$(39,653,812)
Provision for income taxes	$-	$-	$-
Net income (loss)	$(28,564,895)	$11,026,865	$(39,591,760)

Operating expense mainly consists of professional fees for ongoing regulatory requirements and general and administrative expense. The decrease in operating expense is primarily due to a decrease in professional fee and rent expense.

Other income (expense) mainly consists of interest expense and change in fair value of derivative liability from convertible notes and warrants.

Oil and Gas

	Three months ended
	June 30,
	2022	2021	Change Amount
Revenue	$3,379,992	$4,192,154	$(812,162)
Cost of goods sold	$3,231,644	$4,165,831	$(934,187)
Gross profit	$148,348	$26,323	$122,025
Operating expenses	$12,195	$10,613	$1,582
Other expense	$-	$(10,981)	$10,981
Provision for income taxes	$37,725	$-	$37,725
Net income	$98,428	$4,729	$93,699

The decrease in revenue is primarily due to the continuing effects of COVID-19. The decrease in cost of goods sold is primarily due to a decrease in revenue. The percentage of gross profit is 4.4% in 2022 and 0.6% in 2021.

Six months ended June 30, 2022 compared to year ended June 30, 2021

	Six Months Ended
	June 30,
	2022	2021	Change Amount
Revenue	$11,139,914	$8,464,995	$2,674,919
Cost of goods sold	$10,914,568	$8,420,562	$2,494,006
Gross profit	$225,346	$44,433	$180,913
Operating expenses	$380,595	$346,772	$33,823
Other income (expense)	$(27,365,205)	$2,649,127	$(30,014,332)
Provision for income taxes	$(54,530)	$-	$(54,530)
Net income (loss)	$(27,574,984)	$2,346,788	$(29,921,772)

The revenue for the six months ended June 30, 2022 increased by $2,674,919 to $11,139,914 compared with the same period in 2021. The increase is mainly due to finding new customer in 2022 and the effects of COVID-19 causing a decrease in demand and consequently the pricing in prior year period.

Cost of goods sold for the six months ended June 30, 2022 increased by $2,494,006 to $10,914,568 compared with the same period in 2021. The increase is mainly due to an increase in revenue in this period.

Operating income for the six months ended June 30, 2022 increased by $33,823 to $380,595 compared with the same period in 2021. The increase is mainly due to an increase in professional fee offset by a decrease in office expense.

Other income (expense) for the six months ended June 30, 2022 increased by $30,014,332 to other expense of $27,365,205 from other income compared with the same period in 2021. The increase in other expense is mainly due to change in fair value of derivative liabilities related to convertible notes and warrants.

Net loss for the six months ended June 30, 2022 was $27,574,984 compared to net income of $2,346,788 in the same period in 2021. The change is mainly due to change in fair value of derivative liabilities related to convertible notes and warrant.

For the six months ended June 30, 2022 and 2021 our results of operations segment, are as follows:

Six Months Ended June 30, 2022	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$11,139,914	$11,139,914
Cost of goods sold	-	(10,914,568)	(10,914,568)
Operating expenses	(358,622)	(21,973)	(380,595)
Other expenses	(27,365,205)	-	(27,365,205)
Provision for income taxes	-	(54,530)	(54,530)
Net income (loss)	$(27,723,827)	$148,843	$(27,574,984)

Six Months Ended June 30, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$8,464,995	$8,464,995
Cost of goods sold	-	(8,420,562)	(8,420,562)
Operating expenses	(326,025)	(20,747)	(346,772)
Other income (expenses)	2,661,928	(12,801)	2,649,127
Provision for income taxes	-	-	-
Net income	$2,335,903	$10,885	$2,346,788

Holding Company

	Six Months Ended
	June 30,
	2022	2021	Change Amount
Revenue	$-	$-	$-
Cost of goods sold	$-	$-	$-
Gross profit	$-	$-	$-
Operating expenses	$358,622	$326,025	$32,597
Other income (expense)	$(27,365,205)	$2,661,928	$(30,027,133)
Provision for income taxes	$-	$-	$-
Net income (loss)	$(27,723,827)	$2,335,903	$(30,059,730)

Operating expense mainly consists of professional fees for ongoing regulatory requirements and general and administrative expense. The increase in operating expense is primarily due to an increase in professional fee offset by a decrease in rent expense.

Other income (expense) mainly consists of interest expense and change in fair value of derivative liability from convertible notes and warrant.

Oil and Gas

	Six Months Ended
	June 30,
	2022	2021	Change Amount
Revenue	$11,139,914	$8,464,995	$2,674,919
Cost of goods sold	$10,914,568	$8,420,562	$2,494,006
Gross profit	$225,346	$44,433	$180,913
Operating expenses	$21,973	$20,747	$1,226
Other expense	$-	$(12,801)	$12,801
Provision for income taxes	$54,530	$-	$54,530
Net income	$148,843	$10,885	$137,958

The increase in revenue is primarily due to finding new customer and the effects of COVID-19 which caused a decrease in demand and consequently the pricing in prior period. The increase in cost of goods sold is primarily due to an increase in revenue. The percentage of gross profit is 2.0% in 2022 and 0.5% in 2021.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of June 30, 2022 and December 31, 2021, respectively.

Working Capital

The following table provides selected financial data about our Company as of June 30, 2022 and December 31, 2021, respectively.

	June 30,	December 31,
	2022	2021	Change Amount
Cash	$28,003	$101,876	$(73,873)

Current Assets	$15,603,381	$17,305,167	$(1,701,786)
Current Liabilities	$37,811,813	$13,961,595	$23,850,218
Working Capital Deficiency	$(22,208,432)	$3,343,572	$(25,552,004)

The increase in working capital deficiency was primarily attributed to an increase in an increase in current liabilities and a decrease in current asset. The decrease in current assets was primarily attributed to a decrease in accounts receivable. The increase in current liabilities was primarily attributed to an increase in derivative liabilities from convertible notes and warrant.

Cash Flow

	Six Months Ended
	June 30,
	2022	2021	Change Amount
Cash Flows used in operating activities	$(293,753)	$(263,089)	$(30,664)
Cash Flows provided by financing activities	$220,907	$465,550	$(244,643)
Effects on changes in foreign exchange rate	$(1,027)	$568	$(1,595)
Net change in cash during period	$(73,873)	$203,029	$(276,902)

Cash Flow from Operating Activities

During the six months ended June 30, 2022, our Company used $293,753 in operating activities, compared to $263,089 during the six months ended June 30, 2021. The increase in cash used in operation activities is primarily due to a decrease in operating liabilities offset by operating assets.

Cash Flow from Investing Activities

During the six months ended June 30, 2022 and 2021, we did not have any investing acuities.

Cash Flow from Financing Activities

During the six months ended June 30, 2022 and 2021, our Company received $220,907 and $465,550 from financing activities, respectively. For the six months ended June 30, 2022, the Company received $245,000 from convertible notes and 18,635 from loans from related parties, and repaid convertible notes for $42,728. For the year ended June 30, 2021, the Company received $473,500 from convertible notes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1.1	Articles of Incorporation (1)
3.1.2	Certificate of Amendment (2)
3.1.3	Certificate of Amendment (4)
3.1.4	Certificate of Amendment (5)
3.2	Amended and Restated Bylaws (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

 ______________

*Submitted, not filed.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-187437), filed with the Securities and Exchange Commission on March 22, 2019.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-55319), filed with the Securities and Exchange Commission on May 13, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-55319), filed with the Securities and Exchange Commission on July 9, 2018.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-55319), filed with the Securities and Exchange Commission on June 1, 2021.
(5)	Incorporated by reference to the Registrant’s preliminary Information Statement on Schedule 14C (File No. 001-55319), filed with the Securities and Exchange Commission on March 10, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX RISING COMPANIES

Date: August 25, 2022	By:	/s/ Ding-Shin “DS” Chang
	Name:	Ding-Shin “DS” Chang
	Title:	President and Chief Executive Officer (principal executive officer)

Date: August 25, 2022	By:	/s/ Boon Jin “Patrick” Tan
	Name:	Boon Jin “Patrick” Tan
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

