Form 10-Q
period 2022-09-30
Phoenix Rising Companies
filed 2022-12-23
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 21, 2022, there were ________ shares of common stock, $0.0001 par value per share, outstanding.

PHOENIX RISING COMPANIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

INDEX

Index		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021.	4

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	5

	Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for Three and Nine Months ended September 30, 2022 and 2021, and the year ended December 31, 2021 (unaudited).	7

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2022 and 2021 (unaudited).	8

	Notes to Condensed Financial Statements (unaudited).	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4.	Controls and Procedures.	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	24

Item 1A.	Risk Factors.	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3.	Defaults Upon Senior Securities.	24

Item 4.	Mine Safety Disclosures.	24

Item 5.	Other Information.	24

Item 6.	Exhibits.	25

Signatures		26

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PHOENIX RISING COMPANIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Current Assets
Cash	$22,402	$101,876
Accounts receivable, net	7,661,417	9,318,431
Inventory	6,892,898	7,733,568
Other current assets	62,827	151,292
Total Current Assets	14,639,544	17,305,167

Goodwill	1,979,787	1,979,787
TOTAL ASSETS	$16,619,331	$19,284,954

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$6,680,017	$8,489,790
Accrued liabilities and other payables	203,144	131,197
Advance payment	1,715,613	1,814,499
Convertible notes, net of unamortized discounts	629,719	730,981
Due to related parties	41,840	24,193
Derivative liabilities	18,420,615	2,768,484
Tax payable	45,967	2,451
Total Current Liabilities	27,736,915	13,961,595

Convertible notes non-current, net of unamortized discounts	137,191	217,069
TOTAL LIABILITIES	27,874,106	14,178,664

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 15,000,000 shares authorized; no shares issued and outstanding	-	-
Series A Preferred stock, $0.0001 par value; 1,500,000 shares designated; 1,500,000 shares issued and outstanding, respectively	150	150
Common stock, $0.0001 par value; 8,000,000,000 shares authorized; 1,049,877,433 and 169,127,299 shares issued and outstanding, respectively	104,987	16,912
Additional paid-in capital	48,250,633	45,317,109
Subscription receivable	(24,522,000)	(24,522,000)
Accumulated deficit	(34,531,290)	(15,794,894)
Accumulated other comprehensive income (loss)	(557,255)	89,013
Total shareholders' equity (deficit)	(11,254,775)	5,106,290
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$16,619,331	$19,284,954

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$4,275,246	$3,108,710	$15,415,160	$11,573,705
Cost of goods sold	4,262,151	3,094,289	15,176,719	11,514,851
Gross Profit	13,095	14,421	238,441	58,854

Operating Expenses
General and administrative	152,879	195,574	273,725	361,883
Professional fees	99,258	90,280	359,007	270,743
Total Operating Expenses	252,137	285,854	632,732	632,626

Loss from Operations	(239,042)	(271,433)	(394,291)	(573,772)

Other Income (Expense)
Other loss	-	(1,371)	-	(14,172)
Interest expense	(192,837)	(246,930)	(710,184)	(867,607)
Change in fair value of derivative liabilities	9,271,865	(1,572,875)	(17,575,993)	1,709,730
Total Other Income (Expense)	9,079,028	(1,821,176)	(18,286,177)	827,951

Income (Loss) Before Income Taxes	8,839,986	(2,092,609)	(18,680,468)	254,179
Provision for income taxes	(1,398)	-	(55,928)	-
Net Income (Loss)	$8,838,588	$(2,092,609)	$(18,736,396)	$254,179

Dividend on Series A Preferred Stock	-	-	-	-
Net income (loss) attributable to common stockholders	$8,838,588	$(2,092,609)	$(18,736,396)	$254,179

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(290,750)	(8,730)	(646,268)	5,862
Total Comprehensive Income (Loss)	$8,547,838	$(2,101,339)	$(19,382,664)	$260,041

Basic Income (Loss) per Common Share	$0.01	$(0.01)	$(0.03)	$0.00
Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.03)	$(0.00)

Basic Weighted Average Common Shares Outstanding	872,518,967	140,380,861	540,676,561	135,783,678
Diluted Weighted Average Common Shares Outstanding	14,674,699,564	140,380,861	540,676,561	526,992,011

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

Three and Nine months ended September 30, 2022

								Accumulated
	Series A Preferred Stock		Common Stock		Additional			Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription receivable	Accumulated Deficit	Comprehensive Income (loss)	Stockholders Deficit

Balance - December 31, 2021	1,500,000	$150	169,127,299	$16,912	$45,317,109	$(24,522,000)	$(15,794,894)	$89,013	$5,106,290

Common stock issued for conversion of debt	-	-	140,688,306	14,069	375,356	-	-	-	389,425
Resolution of derivative liabilities	-	-	-	-	355,848	-	-	-	355,848
Net income	-	-	-	-	-	-	891,483	-	891,483
Other comprehensive income	-	-	-	-	-	-	-	13,101	13,101

Balance - March 31, 2022	1,500,000	$150	309,815,605	$30,981	$46,048,313	$(24,522,000)	$(14,903,411)	$102,114	$6,756,147

Common stock issued for conversion of debt	-	-	217,041,695	21,704	217,408	-	-	-	239,112
Common stock issued for cashless exercised warrant	-	-	158,164,999	15,817	(15,817)	-	-	-	-
Resolution of derivative liabilities	-	-	-	-	1,360,871	-	-	-	1,360,871
Net loss	-	-	-	-	-	-	(28,466,467)	-	(28,466,467)
Other comprehensive loss	-	-	-	-	-	-	-	(368,619)	(368,619)

Balance - June 30, 2022	1,500,000	$150	685,022,299	$68,502	$47,610,775	$(24,522,000)	$(43,369,878)	$(266,505)	$(20,478,956)

Common stock issued for conversion of debt	-	-	157,862,534	15,786	133,414	-	-	-	149,200
Common stock issued for cashless exercised warrant	-	-	206,992,600	20,699	(20,699)	-	-	-	-
Resolution of derivative liabilities	-	-	-	-	527,143	-	-	-	527,143
Net income	-	-	-	-	-	-	8,838,588	-	8,838,588
Other comprehensive loss	-	-	-	-	-	-	-	(290,750)	(290,750)

Balance - September 30, 2022	1,500,000	$150	1,049,877,433	$104,987	$48,250,633	$(24,522,000)	$(34,531,290)	$(557,255)	$(11,254,775)

Three and Nine months ended September 30, 2021

	Series A Preferred Stock		Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Subscription receivable	Accumulated Deficit	Comprehensive Loss	Stockholders’ Deficit

Balance - December 31, 2020	1,500,000	$150	121,169,368	$12,117	$42,434,390	$(24,522,000)	$(26,145,758)	$(97,151)	$(8,318,252)

Common stock issued for conversion of debt	-	-	9,900,730	990	253,460	-	-	-	254,450
Common stock issued for exercised cashless warrant	-	-	5,890,538	589	(589)	-	-	-	-
Resolution of derivative liabilities	-	-	-	-	1,684,780	-	-	-	1,684,780
Net loss	-	-	-	-	-	-	(8,684,806)	-	(8,684,806)
Other comprehensive loss	-	-	-	-	-	-	-	(81,290)	(81,290)

Balance - March 31, 2021	1,500,000	$150	136,960,636	$13,696	$44,372,041	$(24,522,000)	$(34,830,564)	$(178,441)	$(15,145,118)

Common stock issued for conversion of debt	-	-	2,965,440	297	96,723	-	-	-	97,020
Resolution of derivative liabilities	-	-	-	-	111,392	-	-	-	111,392
Net income	-	-	-	-	-	-	11,031,594	-	11,031,594
Other comprehensive income	-	-	-	-	-	-	-	95,882	95,882

Balance - June 30, 2021	1,500,000	$150	139,926,076	$13,993	$44,580,156	$(24,522,000)	$(23,798,970)	$(82,559)	$(3,809,230)

Common stock issued for conversion of debt	-	-	2,084,113	208	80,912	-	-	-	81,120
Resolution of derivative liabilities	-	-	-	-	103,021	-	-	-	103,021
Net loss	-	-	-	-	-	-	(2,092,609)	-	(2,092,609)
Other comprehensive loss	-	-	-	-	-	-	-	(8,730)	(8,730)

Balance - September 30, 2021	1,500,000	$150	142,010,189	$14,201	$44,764,089	$(24,522,000)	$(25,891,579)	$(91,289)	$(5,726,428)

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(18,736,396)	$254,179
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of debt discount	504,788	753,902
Change in fair value of derivative liabilities	17,575,993	(1,709,730)
Penalty interest	-	31,500
Changes in operating assets and liabilities:
Accounts receivable	695,987	(5,295,866)
Inventories	-	544,100
Other current assets	87,560	125,230
Accounts payable	(970,282)	5,633,394
Advance payment	106,287	(842,772)
Tax payable	47,313	3,065
Accrued liabilities and other payable	228,975	40,796
Net cash provided by (used in) operating activities	(459,775)	(462,202)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	305,750	586,000
Repayment of convertible notes	(50,428)	-
Loans from related parties	20,235	-
Repayments of loans from related parties	-	(107,538)
Net cash provided by financing activities	275,557	478,462

Effects on changes in foreign exchange rate	104,744	482

Net change in cash	(79,474)	16,742
Cash - beginning of period	101,876	185,948
Cash - end of period	$22,402	$202,690

Supplemental Cash Flow Disclosures
Cash paid for interest	$5,696	$-
Cash paid for income taxes	$-	$1,824

Non-Cash Investing and Financing Activity:
Common stock issued for conversion of debt	$1,999,928	$1,609,819
Common stock issued for exercised cashless warrant	$1,021,671	$721,964
Derivative liability recognized as debt discount	$320,000	$503,500

The notes are an integral part of these unaudited consolidated financial statements.

PHOENIX RISING COMPANIES

Notes to the Condensed Consolidated Financial Statements

September 30, 2022

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on September 30, 2022.

Principles of Consolidation

At September 30, 2022, the principal subsidiaries of the Company were listed as follows:

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

Tieshan Oil

During the nine months ended September 30, 2022 and 2021, three customers accounted for 64% of revenues (28%, 19% and 17%) and two customers accounted for 100% of revenues (75% and 25%), respectively.

During the nine months ended September 30, 2022 and 2021, one vendor accounted for 100% of total purchases and two vendor accounted for 100% of total purchases, respectively.

As of September 30, 2022 and December 31, 2020, two customers accounted for 100% (97% and 3%) and one customer accounted for approximately 1000% of accounts receivable, and four vendors accounted for 100% (33%, 28%, 20%, and 18%) and three vendors accounted for approximately 99% of accounts payable, respectively.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company has performed an analysis on all of its accounts receivable and determined that all amounts are collectible by the Company. As such, all accounts receivables are reflected as a current asset and no allowance for bad debt has been recorded as of September 30, 2022 and December 31, 2021. As at September 30, 2022 and December 31, 2021, the Company had accounts receivable of $7,661,417 and $9,318,431, respectively.

NOTE 5 – INVENTORIES

Inventories at September 30, 2022 and December 31, 2021 consist of the following:

	September 30,	December 31,
	2022	2021

Finished goods	$6,892,898	$7,733,568

NOTE 6 – CONVERTIBLE NOTE

At September 30, 2022 and December 31, 2021, convertible loans consisted of the following:

	September 30,	December 31,
	2022	2021
Convertible Notes - originated in November 22, 2019	$-	$4,064
Convertible Notes - issued during fiscal year 2020	566,336	605,000
Convertible Notes - issued during fiscal year 2021	-	508,750
Convertible Notes - issued during fiscal year 2022	213,050	-
Total convertible notes payable	779,386	1,117,814
Less: Unamortized debt discount	(12,476)	(169,764)
Total convertible notes	766,910	948,050
Less: current portion of convertible notes	629,719	730,981
Long-term convertible notes	$137,191	$217,069

For the nine months ended September 30, 2022 and 2021, the interest expense on convertible notes was $205,396 and $82,206, and amortization of discount of $504,788 and $753,902, respectively. As of September 30, 2022 and December 31, 2021, the accrued interest was $168,936 and $125,722, respectively.

Conversion

During the nine months ended September 30, 2022, the Company converted notes with principal amounts and accrued interest of $777,737 into 515,592,535 shares of common stock. The corresponding derivative liability at the date of conversion of $1,222,191 was credited to additional paid in capital.

Convertible Notes – Issued during year ended December 31, 2022

During the nine months ended September 30, 2022, the Company issued a total principal amount of $333,250 convertible notes for cash proceeds of $305,750. The terms of convertible note are summarized as follows:

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

The Company valued the conversion feature and warrant using the Black Scholes valuation model. The fair value of the derivative liability for all warrant and the notes that became convertible, including the notes issued in prior years, during the nine months ended September 30, 2022 amounted to $547,535. $320,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $227,535, was recognized as a “day 1” derivative loss.

NOTE 7 – WARRANTS

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average	Contractual life
	Shares	Exercise Price	(in years)

Outstanding, December 31, 2021	245,366,811	$0.0069	3.37
Granted	-	-	-
Reset feature	13,637,490,376	0.0001	3.34
Exercised	(385,965,234)	0.0001	3.14
Forfeited/canceled	-	-	-
Outstanding, September 30, 2022	13,496,891,953	$0.0001	2.91

Exercisable warrant at September 30, 2022	13,496,891,953	$0.0001	2.91

The Company determined that the warrants qualify for derivative accounting due to the reset feature of warrants, which led to no explicit limit to the number of shares to be delivered upon future settlement of the exercised warrants.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at September 30, 2022 for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). The intrinsic value of the warrants as of September 30, 2022 is $16,161,592.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrant is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the nine months ended September 30, 2022 and the year ended December 31, 2021:

	Nine Months Ended	Year ended
	September 30,	December 31,
	2021	2021
Expected term	0.12 - 3.41 years	0.09 - 4.47 years
Expected average volatility	186% - 468%	162% - 363%
Expected dividend yield	-	-
Risk-free interest rate	0.28% - 4.25%	0.02% - 0.97%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2022:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2021	$2,768,484
Addition of new derivatives recognized as debt discounts	320,000
Addition of new derivatives recognized as loss on derivatives	227,535
Settled on issuance of common stock	(2,243,862)
loss on change in fair value of the derivative	17,348,458
Balance - September 30, 2022	$18,420,615

The following table summarizes the (gain) loss on derivative liability included in the income statement for the nine months ended September 30, 2022 and 2021, respectively.

	Nine Months Ended
	September 30,
	2022	2021
Day one loss due to derivative liabilities on convertible notes	$227,535	$366,907
Change in fair value of the derivative liabilities	17,348,458	(2,076,637)
	$17,575,993	$(1,709,730)

NOTE 9 - STOCKHOLDERS’ DEFICIT

The capitalization of the Company consists of the following classes of capital stock as of September 30, 2022:

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

As at September 30, 2022 and December 31, 2021, the Company had 1,500,000 preferred shares issued and outstanding.

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

During the nine months ended September 30, 2022, the Company issued common shares as follows

•	515,592,535 shares of common stock for conversion of debt
•	365,157,599 shares of common stock for cashless exercise of warrant

As at September 30, 2022 and December 31, 2021, the Company had 1,049,877,433 and 169,127,299 common shares issued and outstanding, respectively.

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

As of September 30, 2022, the Company does not have control of Wandi. As a result, the Company determined not to consolidate Wandi and recorded share issuance for acquisition of Wandi as a subscription receivable for $24,522,000, until the common shares of Wandi are delivered.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022 and 2021, the Company borrowed $20,235 and $0 from our related parties and repaid $0 and $107,538 to our related parties, respectively.

As of September 30, 2022 and December 31, 2021, the Company recorded amounts due to related parties of $41,840 and $24,193, respectively. The loan is non-interest bearing and due on demand.

NOTE 11 - SEGMENTED INFORMATION

At September 30, 2022, the Company operates in one industry segment, oil and gas, and two geographic segments with China being where majority current assets and equipment are located.

At September 30, 2022 and December 31, 2021, segment assets and liabilities were as follows:

September 30, 2022	Holding Company	Oil and gas	Total Consolidated
Assets
Current assets	$52,652	$14,586,892	$14,639,544
Non-current assets	1,979,787	-	1,979,787
Liabilities
Current liabilities	19,406,501	8,330,414	27,736,915
Long term liabilities	137,191	-	137,191
Net assets	$(17,511,253)	$6,256,478	$(11,254,775)

December 31, 2021	Holding Company	Oil and gas	Total Consolidated
Assets
Current assets	$201,429	$17,103,738	$17,305,167
Non-current assets	1,979,787	-	1,979,787
Liabilities
Current liabilities	3,720,085	10,241,510	13,961,595
Long term liabilities	217,069	-	217,069
Net assets	$(1,755,938)	$6,862,228	$5,106,290

For the nine months ended September 30, 2022 and 2021, segment revenue and net income (loss) were as follows:

Nine Months Ended September 30, 2022	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$15,415,160	$15,415,160
Cost of goods sold	-	(15,176,719)	(15,176,719)
Operating expenses	(493,111)	(139,621)	(632,732)
Other expenses	(18,286,177)	-	(18,286,177)
Provision for income taxes	-	(55,928)	(55,928)
Net income (loss)	$(18,779,288)	$42,892	$(18,736,396)

Nine Months Ended September 30, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$11,573,705	$11,573,705
Cost of goods sold	-	(11,514,851)	(11,514,851)
Operating expenses	(593,973)	(38,653)	(632,626)
Other income (expenses)	842,123	(14,172)	827,951
Provision for income taxes	-	-	-
Net income	$248,150	$6,029	$254,179

For the three months ended September 30, 2022 and 2021, segment revenue and net income (loss) were as follows:

Three Months Ended September 30, 2022	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$4,275,246	$4,275,246
Cost of goods sold	-	(4,262,151)	(4,262,151)
Operating expenses	(134,489)	(117,648)	(252,137)
Other income	9,079,028	-	9,079,028
Provision for income taxes	-	(1,398)	(1,398)
Net income (loss)	$8,944,539	$(105,951)	$8,838,588

Three Months Ended September 30, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$3,108,710	$3,108,710
Cost of goods sold	-	(3,094,289)	(3,094,289)
Operating expenses	(267,948)	(17,906)	(285,854)
Other expenses	(1,819,805)	(1,371)	(1,821,176)
Provision for income taxes	-	-	-
Net loss	$(2,087,753)	$(4,856)	$(2,092,609)

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

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$8,838,588	$(2,092,609)	$(18,736,396)	$254,179
Change in fair value of derivative liabilities	(9,271,865)	-	-	(1,709,730)
Interest on convertible debts	11,009	-	-	(146,153)
Net loss - diluted	$(422,268)	$(2,092,609)	$(18,736,396)	$(1,601,704)

Denominator:
Weighted average common shares outstanding	872,518,967	140,380,861	540,676,561	135,783,678
Effect of dilutive shares
Series A Preferred Stock	150,000,000	-	-	150,000,000
Convertible notes	1,057,491,880	-	-	22,344,299
Warrants	12,594,688,718	-	-	218,864,034
Diluted	14,674,699,564	140,380,861	540,676,561	526,992,011

Net income per common share:
Basic	$0.01	$(0.01)	$(0.03)	$0.00
Diluted	$(0.00)	$(0.01)	$(0.03)	$(0.00)

For the nine months ended September 30, 2022 and three months ended September 30, 2021, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to September 30, 2022, the Company issued common shares as follows;

•	91,029,412 shares issued for conversion of debt of $61,900
•	56,931,200 shares issued for cashless exercise of warrant

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our operations for the three and nine months ended September 30, 2022 and 2021are outlined below:

Three months ended September 30, 2022 compared to three months ended September 30, 2021

	Three months ended
	September 30,		Change
	2022	2021	Amount
Revenue	$4,275,246	$3,108,710	$1,166,536
Cost of goods sold	$4,262,151	$3,094,289	$1,167,862
Gross profit	$13,095	$14,421	$(1,326)
Operating expenses	$252,137	$285,854	$(33,717)
Other income (expense)	$9,079,028	$(1,821,176)	$10,900,204
Provision for income taxes	$1,398	$-	$1,398
Net income (loss)	$8,838,588	$(2,092,609)	$10,931,197

The revenue for the nine months ended September 30, 2022 increased by $1,166,536 to $4,275,246 compared with the same period in 2021. The increase is mainly due to certain marketing recovery.

Cost of goods sold for the three months ended September 30, 2022 increased by $1,167,862 to $4,262,151 compared with the same period in 2021. The increase is mainly due to an increase in revenue in this period.

Operating expenses for the three months ended September 30, 2022 decreased by $33,717 to $252,137 compared with the same period in 2021. The decrease is mainly due to a decrease in general and administrative expenses.

Other income for the three months ended September 30, 2022 increased by $10,900,204 to other income of $9,079,028 from other expense compared with the same period in 2021. The increase in other income is mainly due to change in fair value of derivative liabilities related to convertible notes and warrants.

Net income for the three months ended September 30, 2022 was $8,838,588 compared to net loss of $2,092,609 in the same period in 2021. The change is mainly due to change in fair value of derivative liabilities related to convertible notes and warrants.

For the three months ended September 30, 2022 and 2021 our results of operations segment, are as follows:

Three Months Ended September 30, 2022	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$4,275,246	$4,275,246
Cost of goods sold	-	(4,262,151)	(4,262,151)
Operating expenses	(134,489)	(117,648)	(252,137)
Other income	9,079,028	-	9,079,028
Provision for income taxes	-	(1,398)	(1,398)
Net income (loss)	$8,944,539	$(105,951)	$8,838,588

Three Months Ended September 30, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$3,108,710	$3,108,710
Cost of goods sold	-	(3,094,289)	(3,094,289)
Operating expenses	(267,948)	(17,906)	(285,854)
Other expenses	(1,819,805)	(1,371)	(1,821,176)
Provision for income taxes	-	-	-
Net loss	$(2,087,753)	$(4,856)	$(2,092,609)

Holding Company

	Three months ended
	September 30,		Change
	2022	2021	Amount
Revenue	$-	$-	$-
Cost of goods sold	$-	$-	$-
Gross profit	$-	$-	$-
Operating expenses	$134,489	$267,948	$(133,459)
Other income (expense)	$9,079,028	$(1,819,805)	$10,898,833
Provision for income taxes	$-	$-	$-
Net income (loss)	$8,944,539	$(2,087,753)	$11,032,292

Operating expense mainly consists of professional fees for ongoing regulatory requirements and general and administrative expense. The decrease in operating expense is primarily due to a decrease in rent expense.

Other income (expense) mainly consists of interest expense and change in fair value of derivative liability from convertible notes and warrants.

Oil and Gas

	Three months ended
	September 30,		Change
	2022	2021	Amount
Revenue	$4,275,246	$3,108,710	$1,166,536
Cost of goods sold	$4,262,151	$3,094,289	$1,167,862
Gross profit	$13,095	$14,421	$(1,326)
Operating expenses	$117,648	$17,906	$99,742
Other expense	$-	$(1,371)	$1,371
Provision for income taxes	$1,398	$-	$1,398
Net loss	$(105,951)	$(4,856)	$(101,095)

The increase in revenue is primarily due to certain marketing recovery. The increase in cost of goods sold is primarily due to an increase in revenue. The percentage of gross profit is 0.3% in 2022 and 0.5% in 2021.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount
Revenue	$15,415,160	$11,573,705	$3,841,455
Cost of goods sold	$15,176,719	$11,514,851	$3,661,868
Gross profit	$238,441	$58,854	$179,587
Operating expenses	$632,732	$632,626	$106
Other income (expense)	$(18,286,177)	$827,951	$(19,114,128)
Provision for income taxes	$(55,928)	$-	$(55,928)
Net income (loss)	$(18,736,396)	$254,179	$(18,990,575)

The revenue for the nine months ended September 30, 2022 increased by $3,841,455 to $15,415,160 compared with the same period in 2021. The increase is mainly due to finding new customer in 2022 and the effects of COVID-19 causing a decrease in demand and consequently the pricing in prior year period.

Cost of goods sold for the nine months ended September 30, 2022 increased by $3,661,868 to $15,176,719 compared with the same period in 2021. The increase is mainly due to an increase in revenue in this period.

Operating expenses for the nine months ended September 30, 2022 increased by $106 to $632,732 compared with the same period in 2021.

Other expense for the nine months ended September 30, 2022 increased by $19,114,128 to other expense of $18,286,177 from other income compared with the same period in 2021. The increase in other expense is mainly due to change in fair value of derivative liabilities related to convertible notes and warrants.

Net loss for the nine months ended September 30, 2022 was $18,736,396 compared to net income of $254,179 in the same period in 2021. The change is mainly due to change in fair value of derivative liabilities related to convertible notes and warrant.

For the nine months ended September 30, 2022 and 2021 our results of operations segment, are as follows:

Nine Months Ended September 30, 2022	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$15,415,160	$15,415,160
Cost of goods sold	-	(15,176,719)	(15,176,719)
Operating expenses	(493,111)	(139,621)	(632,732)
Other expenses	(18,286,177)	-	(18,286,177)
Provision for income taxes	-	(55,928)	(55,928)
Net income (loss)	$(18,779,288)	$42,892	$(18,736,396)

Nine Months Ended September 30, 2021	Holding Company	Oil and gas	Total Consolidated
Revenue	$-	$11,573,705	$11,573,705
Cost of goods sold	-	(11,514,851)	(11,514,851)
Operating expenses	(593,973)	(38,653)	(632,626)
Other income (expenses)	842,123	(14,172)	827,951
Provision for income taxes	-	-	-
Net income	$248,150	$6,029	$254,179

Holding Company

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount
Revenue	$-	$-	$-
Cost of goods sold	$-	$-	$-
Gross profit	$-	$-	$-
Operating expenses	$493,111	$593,973	$(100,862)
Other income (expense)	$(18,286,177)	$842,123	$(19,128,300)
Provision for income taxes	$-	$-	$-
Net income (loss)	$(18,779,288)	$248,150	$(19,027,438)

Operating expense mainly consists of professional fees for ongoing regulatory requirements and general and administrative expense. The decrease in operating expense is primarily due to a decrease in rent expense offset by an increase in professional fee.

Other income (expense) mainly consists of interest expense and change in fair value of derivative liability from convertible notes and warrant.

Oil and Gas

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount
Revenue	$15,415,160	$11,573,705	$3,841,455
Cost of goods sold	$15,176,719	$11,514,851	$3,661,868
Gross profit	$238,441	$58,854	$179,587
Operating expenses	$139,621	$38,653	$100,968
Other expense	$-	$(14,172)	$14,172
Provision for income taxes	$55,928	$-	$55,928
Net income	$42,892	$6,029	$36,863

The increase in revenue is primarily due to finding new customer and the effects of COVID-19 which caused a decrease in demand and consequently the pricing in prior period. The increase in cost of goods sold is primarily due to an increase in revenue. The percentage of gross profit is 2.0% in 2022 and 0.5% in 2021.

Liquidity and Capital Resources

The following table provides selected financial data about our Company as of September 30, 2022 and December 31, 2021, respectively.

Working Capital

The following table provides selected financial data about our Company as of September 30, 2022 and December 31, 2021, respectively.

	September 30,	December 31,	Change
	2022	2021	Amount
Cash	$22,402	$101,876	$(79,474)

Current Assets	$14,639,544	$17,305,167	$(2,665,623)
Current Liabilities	$27,736,915	$13,961,595	$13,775,320
Working Capital Deficiency	$(13,097,371)	$3,343,572	$(16,440,943)

The increase in working capital deficiency was primarily attributed to an increase in current liabilities and a decrease in current asset. The decrease in current assets was primarily attributed to a decrease in accounts receivable and inventory. The increase in current liabilities was primarily attributed to an increase in derivative liabilities from convertible notes and warrant.

Cash Flow

	Nine Months Ended
	September 30,		Change
	2022	2021	Amount
Cash Flows used in operating activities	$(459,775)	$(462,202)	$2,427
Cash Flows provided by investing activities	$-	$-	$-
Cash Flows provided by financing activities	$275,557	$478,462	$(202,905)
Effects on changes in foreign exchange rate	$104,744	$482	$104,262
Net change in cash during period	$(79,474)	$16,742	$(96,216)

Cash Flow from Operating Activities

During the nine months ended September 30, 2022, our Company used $459,775 in operating activities, compared to $462,202 during the nine months ended September 30, 2021.

Cash Flow from Investing Activities

During the nine months ended September 30, 2022 and 2021, we did not have any investing acuities.

Cash Flow from Financing Activities

During the nine months ended September 30, 2022 and 2021, our Company received $275,557 and $478,462 from financing activities, respectively. For the nine months ended September 30, 2022, the Company received $305,750 from convertible notes and $20,235 from loans from related parties, and repaid convertible notes for $50,428. For the nine months ended September 30, 2021, the Company received $586,000 from convertible notes, and repaid $107,538 to related parties.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

_______________

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

PHOENIX RISING COMPANIES

Date: December 22, 2022	By:	/s/ Ding-Shin “DS” Chang
	Name:	Ding-Shin “DS” Chang
	Title:	President and Chief Executive Officer (principal executive officer)

Date: December 22, 2022	By:	/s/ Boon Jin “Patrick” Tan
	Name:	Boon Jin “Patrick” Tan
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)

