Form 10-K/A
period 2021-12-31
Phoenix Rising Companies
filed 2023-02-06
CIK 1572384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 2

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Our Corporate History and Background

As used herein, references to the “Company”, “we”, “our”, “us”, and “Phoenix Rising” refer to Phoenix Rising Companies, a Nevada corporation,and its subsidiaries, unless the context otherwise indicates.

We were incorporated in the State of Nevada on June 25, 2012, under the name Resort Savers, Inc. On May 28, 2020, we filed a Certificate of Amendment with the Nevada Secretary of State, changing our name to Phoenix Rising Companies. The name change was effected with the OTC Markets Group, Inc. on March 10, 2021.

A diagram of our corporate structure is as follows:

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

Disclosures Related to Our China-Based Operations

Phoenix Holding Companies is a holding company incorporated in Nevada, the United States, with no material operations of its own. We conduct our business through our operating subsidiaries in China. This structure involves unique risks to investors, and you may never directly hold equity interests in the operating entities.

There are significant legal and operational risks and uncertainties associated with having substantially all operations in China, such as the enforcement of laws and changes in the legal, political and economic policies of the Chinese government. Any such changes may take place quickly and with very little notice, which may materially and adversely affect our business, financial condition, results of operations and the market price of our securities. Moreover, the Chinese government may exert significant oversight and control over the conduct of our business and may intervene in or influence our overseas offerings and foreign investment at any time, which could result in a material change in our operations and/or the value of our securities or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to a significant degree of interpretation by PRC regulatory agencies and courts. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of these decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. Therefore, it is possible that our existing operations may be found not to be in full compliance with relevant laws and regulations in the future. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

The PRC government recently initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using a variable interest entity (“VIE”) structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding efforts in anti-monopoly enforcement. We do not believe that our subsidiaries in China are directly subject to these regulatory actions or statements, as we have not carried out any monopolistic behavior, we have never adopted a VIE structure, and our business does not involve any restricted industry or implicate cybersecurity. However, since these statements and regulatory actions by the PRC government are newly published and detailed official guidance and related implementation rules have not been issued or taken effect, uncertainties exist as to how soon the regulatory bodies in China will finalize implementation measures, and the impacts the modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange.

For additional information, see “Risk Factors—Risks Related to Doing Business in China—The Chinese government may intervene or influence our operations in China at any time, or may exert more control over offerings conducted outside China by and/or foreign investment in China-based issuers, which could result in a material change in our operations and in the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted outside China by and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless” on page ___, “Risk Factors—Risks Related to Doing Business in China—Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice” on page ___ and “Risk Factors—Risks Related to Doing Business in China—There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations” on page ___.

The Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act (the “HFCA Act”), was enacted in December 2020 and may affect our ability to maintain our quotation on the over-the-counter markets. Pursuant to the HFCA Act, if the SEC determines that we are an issuer, or a Commission-Identified Issuer, that has filed audit reports issued by a registered public accounting firm that has not been subject to inspection for the U.S. Public Company Accounting Oversight Board (the “PCAOB”), for three consecutive years, the SEC shall prohibit our common stock from being traded on a national securities exchange or in the over-the-counter trading market in the United States. Pursuant to the HFCA Act, the PCAOB issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong because of a position taken by the authorities in such jurisdictions. The PCAOB’s report identified specific registered public accounting firms which are subject to these determinations; however, our current registered public accounting firm, BF Borgers CPA PC, which is headquartered in the United States of America, is not subject to these determinations.  On May 31, 2022, we were identified by the SEC pursuant to the HCFA Act as a Commission-Identified Issuer. On August 26, 2022, the China Securities Regulatory Commission (“CSRC”), the Ministry of Finance of the PRC, and PCAOB signed a Statement of Protocol (the “Protocol”), governing inspections and investigations of audit firms based in China and Hong Kong. Pursuant to the Protocol, the PCAOB has independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. However, uncertainties still exist whether this new framework will be fully complied with. If the PCAOB continues to be prohibited from conducting complete inspections and investigations of PCAOB-registered public accounting firms in mainland China and Hong Kong, the PCAOB is likely to determine by the end of 2022 that positions taken by authorities in the PRC obstructed its ability to inspect and investigate registered public accounting firms in mainland China and Hong Kong completely, then the companies audited by those registered public accounting firms would be subject to a trading prohibition on U.S. markets pursuant to the HFCA Act. As a result, trading in our securities may be prohibited under the HFCA Act if the PCAOB determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely for three consecutive years thereafter, our securities will be removed from quotation on the over-the-counter markets. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. exchange or the over-the-counter markets if its auditor is not subject to the PCAOB inspections for two consecutive years instead of three. We plan to identify and engage an independent public accounting firm that satisfies the PCAOB inspection requirements for the audit of our consolidated financial statements, subject to compliance with SEC and other requirements prior to the three-year (or two-year under the Accelerating Holding Foreign Companies Accountable Act) deadline of the HFCA Act.

For additional information, see “Risk Factor—Risks Related to Doing Business in China— The audit report included in this Annual Report on Form 10-K was prepared by an auditor who is not inspected by the PCAOB and, as such, you are deprived of the benefits of such inspection. Our common stock may be delisted under the HFCA Act if the PCAOB is unable to inspect our auditors for three consecutive years after we are identified by the SEC as a Commission-Identified Issuer, or two consecutive years if the AHFCAA is enacted. The delisting of our securities, or the threat of our securities being delisted, may materially and adversely affect the value of your investment” on page _____.

Permissions Required from the PRC Authorities for Our Business Operations and Securities Offering

In addition to regular business licenses, we are required to obtain the pollutants discharge permit to operate our business in the PRC. We believe that our PRC operating subsidiaries have obtained all requisite permissions for our operations in all material aspects from relevant Chinese authorities and none of the requisite permissions for our operations in all material aspects have been denied by the Chinese authorities. However, we cannot assure you that our PRC subsidiaries are always able to successfully update or renew the licenses or permits required for the relevant business in a timely manner or that these licenses or permits are sufficient to conduct all of our present or future business. If our PRC subsidiaries (i) do not receive or maintain required permissions or approvals, (ii) inadvertently conclude that such permissions or approvals are not required, or (iii) applicable laws, regulations, or interpretations change and our PRC subsidiaries are required to obtain such permissions or approvals in the future, we could be subject to fines, legal sanctions or an order to suspend our PRC operating subsidiaries’ business, which may materially and adversely affect the business, financial condition and results of operations of us.

In connection with our previous issuance of securities, under current PRC laws, regulations and regulatory rules, as of the date of this annual report, we believe that we and our PRC subsidiaries, (i) are not required to obtain permissions from the CSRC, (ii) are not required to go through cybersecurity review by the Cyberspace Administration of China (the “CAC”), and (iii) have not received or were denied such requisite permissions by any PRC authority.

However, we cannot guarantee that the regulators will agree with us. As of the date hereof, we have not been involved in any investigations on cybersecurity review made by the CAC, and we have not received any inquiry, notice, warning, or sanctions in such respect. However, as these are new regulations, there remains uncertainties as to how they will be interpreted or implemented in the context of an overseas offering.

For additional information, see “Risk Factor—Risks Related to Doing Business in China— The approval of the CSRC or other Chinese regulatory agencies may be required in connection with our future capital-raising activities outside China under Chinese law.” on page ___.

Cash and Asset Flows through Our Organization

Current PRC regulations permit our PRC subsidiaries to pay dividends to us, only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. As of the date hereof, we have had no transactions that involved the transfer of cash or assets throughout our corporate structure and no transfers, dividends or distributions have been made to investors. Our PRC subsidiaries have not transferred cash or other assets to Phoenix Rising Companies including by way of dividends.  Phoenix Rising Companies does not currently plan or anticipate transferring cash or other assets from our operations in the PRC to any non-Chinese entity.

We do not have any cash management policies that dictate how funds are transferred between Phoenix Rising Companies and its subsidiaries. To the extent cash and/or assets in our business in the PRC or in any of our PRC subsidiaries, such funds and/or assets may not be available to fund operations or for other use outside of the PRC due to interventions in or the imposition of restrictions and limitations on the ability of us or our subsidiaries by the PRC government to transfer cash and/or assets.

Summary of Risk Factors Related to China

Investing in our securities involves a high degree of risk. The following is a summary of significant risk factors and uncertainties that may affect our business, which are discussed in more detail below under “Item 1A. Risk Factors” included in this Annual Report on Form 10-K:

●

The Chinese government may intervene or influence our operations in China at any time, or may exert more control over offerings conducted outside China by and/or foreign investment in China-based issuers, which could result in a material change in our operations and in the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted outside China by and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

●

Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice.

●	There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

●

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

●	The approval of the CSRC or other Chinese regulatory agencies may be required in connection with our future capital-raising activities outside China under Chinese law.

Enforceability of Civil Liabilities

A portion of our current operations are conducted in China.  One person who is a director and officer of one of our subsidiaries is a national or resident of China. There is uncertainty as to whether the courts of China would:

●

recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States; or

●	entertain original actions brought in each respective jurisdiction against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

The recognition and enforcement of foreign judgments are provided for under PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States. Under the PRC Civil Procedures Law, foreign shareholders may originate actions based on PRC law against us in the PRC, if they can establish sufficient nexus to the PRC for a PRC court to have jurisdiction, and meet other procedural requirements, including, among others, the plaintiff must have a direct interest in the case, and there must be a concrete claim, a factual basis and a cause for the suit. However, it would be difficult for foreign shareholders to establish sufficient nexus to the PRC by virtue only of holding our shares of common stock.

The officers and directors of our subsidiaries are as follows:

Xing Rui International Seychelles:  Sole director and officer - Ding-Shin “DS” Chang.

Xing Rui International Hong Kong:  Sole director and officer - Ding-Shin “DS” Chang.

Huaxin Changrong Shenzhen:  Sole director and officer - Ding-Shin “DS” Chang.

Tieshan Beijing:  Sole director and officer – Wen Cui.

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

It is unclear at the present time how widespread the cybersecurity review requirement and the enforcement action will be and what effect they will have on our business. China’s regulators may impose penalties for non-compliance ranging from fines or suspension of operations, and this could lead to us delisting or removal from the over-the-counter markets.

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

We believe that the CAC does not apply to our operations in because we do not possess an amount of information in our business operations that would trigger the CAC; and the kind of data processed in our operations does not relate to national security.  We have not obtained an opinion counsel because our operations do not fall within the scope of the CAC.

The Chinese government may intervene or influence our operations in China at any time, or may exert more control over offerings conducted outside China by and/or foreign investment in China-based issuers, which could result in a material change in our operations and in the value of our securities. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted outside China by and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

A portion of our operations are conducted in the PRC. Accordingly, our financial condition and results of operations are affected to a significant extent by the economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, and control of foreign exchange and allocation of resources. The PRC government has implemented various measures to encourage economic growth and to guide the allocation of resources. Some of these measures may benefit the overall PRC economy but may also have a negative effect on us. Our financial condition and results of operations could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese government recently has published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will not in the future release regulations or policies regarding our industry that could require us or our PRC subsidiaries to seek permission from Chinese authorities to continue to operate our business in China, which may adversely affect our business, financial condition and results of operations. Furthermore, recent statements made by the Chinese government have indicated an intent to increase the government’s oversight and control over offerings of companies with significant operations in China that are to be conducted in foreign markets, as well as foreign investment in China-based issuers like us. Any such action, once taken by the Chinese government, could significantly limit or completely hinder our ability to offer our securities, and could cause the value of such securities to significantly decline or become worthless.

For example, in July 2021, the Chinese government provided new guidance on China-based companies raising capital outside of China, including through arrangements via VIEs. In light of such developments, the SEC has imposed enhanced disclosure requirements on China-based companies seeking to register securities with the SEC. Although we have never adopted a VIE structure and our business in China does not involve any type of restricted industry under Chinese regulations, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with extensive operations in China could adversely affect our business. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate, the Chinese government may intervene with our operations, and our business in China, as well as the value of our securities, may also be adversely affected.

Changes in U.S. and Chinese regulations or in relations between the United States and China may adversely impact our business, our operating results, our ability to raise capital and the value of our securities. Any such changes may take place quickly and with very little notice.

The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations, and will impact companies with connections to the United States or China. The SEC has issued statements primarily focused on companies with significant China-based operations, such as us. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations. The statement also addressed risks inherent in companies with VIE structures. We have never adopted a VIE structure and are not in any industry that is subject to foreign ownership limitations by China. However, it is possible that the Company’s filings with the SEC may be subject to enhanced review by the SEC.

In response to the SEC’s July 30, 2021 statement, the CSRC announced on August 1, 2021, that “it is our belief that Chinese and U.S. regulators shall continue to enhance communication with the principle of mutual respect and cooperation, and properly address the issues related to the supervision of China-based companies listed in the U.S. so as to form stable policy expectations and create benign rules framework for the market.” The CSRC pledged to continue to collaborate “closely with different stakeholders including investors, companies, and relevant authorities to further promote transparency and certainty of policies and implementing measures,” and emphasized that it “has always been open to companies’ choices to list their securities on international or domestic markets in compliance with relevant laws and regulations.” If any new legislation, executive orders, laws and/or regulations are implemented, if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tension or if the Chinese government exerts more oversight and control over securities offerings that are conducted in the United States, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the value of our securities.

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

Substantially all of our operations are conducted in the PRC, and are governed by PRC laws, rules and regulations. Our PRC subsidiaries are subject to laws, rules and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degrees of interpretation by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

The PRC government has recently announced its plans to enhance its regulatory oversight of Chinese companies listing overseas. The Opinions on Strictly Cracking Down on Illegal Securities Activities issued on July 6, 2021 called for:

●

tightening oversight of data security, cross-border data flow and administration of classified information, as well as amendments to relevant regulation to specify responsibilities of overseas listed Chinese companies with respect to data security and information security;

●	enhanced oversight of overseas listed companies as well as overseas equity fundraising and listing by Chinese companies; and

●	extraterritorial application of China’s securities laws.

On December 24, 2021,   the CSRC released the Administrative Provisions of the State Council Regarding Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administrative Provisions”), and the Measures Regarding Recordation of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Measures”). The Administrative Provisions and Measures aim to establish a unified supervision system and promote cross-border regulatory cooperation. The Measures lay out filing procedures for domestic companies to record their initial public offerings and follow-on offerings abroad with the CSRC. Issuers are required to file follow-on offerings with the CSRC within 3 business days after the closing of such offerings.

According to the Q&A held by CSRC officials for journalists thereafter, the CSRC will adhere to the principle of non-retroactive application of law and first focus on issuers conducting initial public offerings and follow-on offerings by requiring them to complete the recordation procedures. Other issuers will be given a sufficient transition period. The CSRC officials also noted that the regulation system contemplated by the draft Administrative Provisions and Measures differentiates between IPOs and follow-on offerings to take into account overseas capital markets’ fast and efficient features and to reduce impacts on overseas financing activities by domestic companies. If the Administrative Provisions and the Measures are enacted as proposed, we expect to perform necessary recordation filings with the CSRC for our listing on the Nasdaq within the prescribed transition period and for future offerings that take place after the Administrative Provisions and the Measures enter into force.

As there are still uncertainties regarding the enactment, interpretation and implementation of regulations and rules under the umbrella of the Opinions on Strictly Cracking Down on Illegal Securities Activities, there is no assurance that our business, operating results, cash flows and prospect will not be negatively affected by new regulatory requirements in the future in China.

PRC laws and regulations establish complex procedures in connection with certain acquisitions of China-based companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions or mergers in China.

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce (“MOFCOM”), the State-Owned Assets Supervision and Administration Commission, the State Administration of Taxation, the State Administration for Industry and Commerce, the CSRC, and the State Administration of Foreign Exchange, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which came into effect on September 8, 2006 and were amended on June 22, 2009. The M&A Rules include, among other things, provisions that purport to require that an offshore special purpose vehicle formed for the purpose of an overseas listing of securities of a PRC company obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures regarding its approval of overseas listings through special purpose vehicles. However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles.

The regulations also established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time consuming and complex, including requirements in some instances that the MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, or that the approval from the MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies.

Moreover, according to the Anti-Monopoly Law of the People’s Republic of China promulgated on August 30, 2007 and the Provisions on Thresholds for Reporting of Concentrations of Undertakings (the “Prior Reporting Rules”) issued by the State Council in August 2008 and amended in September 2018, the concentration of business undertakings by way of mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the anti-monopoly enforcement agency of the State Council when the applicable threshold is crossed and such concentration shall not be implemented without the clearance of prior reporting. In addition, the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprise by Foreign Investors (the “Security Review Rules”) issued by the MOFCOM that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOFCOM, and the rules prohibit any activities attempting to bypass a security review by structuring the transaction through, among other things, trusts, entrustment or contractual control arrangements.

In the event that our acquisition of other companies in China falls within the scope of these regulations, compliance with these regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from the MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

As a holding company incorporated in the State of Nevada without material operations of its own, we may in the future rely on dividends and other distributions on equity paid by its PRC operating subsidiaries for our cash needs.

We are a holding company, and we conduct most of our of our operations through our PRC subsidiaries. In the future, we may rely on dividends and other distributions on equity paid by its PRC subsidiaries for its cash needs, including the funds necessary to pay dividends and other cash distributions to its stockholders, to service any debt it may incur and to pay its operating expenses. Current regulations in the PRC permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. According to the articles of association of our PRC subsidiaries, each of our PRC subsidiaries is required to set aside at least 10% of its after-tax profit based on the PRC accounting standards and regulations each year to its statutory general reserve, until the balance in the reserve reaches 50% of the registered capital of the company. Funds in the reserve are not distributable to us in forms of cash dividends, loans or advances. In addition, if our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us, which in turn will adversely affect its available cash.

In addition, our PRC subsidiaries’ ability to pay dividends and other cash distributions is subject to foreign exchange restrictions in China. For example, to address persistent capital outflows and the RMB’s depreciation against the U.S. dollar in the fourth quarter of 2016, the People’s Bank of China and the State Administration of Foreign Exchange, or SAFE, implemented a series of capital control measures in the subsequent months, including stricter vetting procedures for China-based companies to remit foreign currency for overseas acquisitions, dividend payments and shareholder loan repayments. The PRC government may continue to strengthen its capital controls and our PRC subsidiaries’ dividends and other distributions may be subject to tightened scrutiny in the future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any.

As a matter of fact, we have never declared or paid any dividends to our stockholders, nor do we have any present plan to pay any cash dividends on the common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our securities will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies. As a result, fluctuations in exchange rates may have a material adverse effect on your investment.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations are conducted in China. Moreover, most of our current directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

The approval of the CSRC or other Chinese regulatory agencies may be required in connection with our future capital-raising activities outside China under Chinese law.

The “M&A Rules” purport to require offshore special purpose vehicles that are controlled by Chinese companies or individuals and that have been formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of Chinese domestic companies or assets in exchange for the shares of the offshore special purpose vehicles shall obtain CSRC approval prior to publicly listing their securities on an overseas stock exchange.

Based on our understanding of the Chinese laws and regulations currently in effect, we or any of our PRC subsidiaries will not be required to submit an application to the CSRC for its approval of any of our offerings of securities to investors outside China under the M&A Rules. However, there remains some uncertainties as to how the M&A Rules will be interpreted or implemented, and our view of our obligations under the M&A Rules is subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules. We cannot assure you that relevant Chinese government agencies, including the CSRC, would reach the same conclusion.

Furthermore, on July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly promulgated the Opinions on Strictly Cracking Down on Illegal Securities Activities, pursuant to which Chinese regulators are required to accelerate rulemaking related to the overseas issuance and listing of securities, and update the existing laws and regulations related to data security, cross-border data flow, and management of confidential information. Numerous regulations, guidelines and other measures have been or are expected to be adopted under the umbrella of or in addition to the Cybersecurity Law and Data Security Law. On December 24, 2021, the CSRC released the Administrative Provisions of the State Council Regarding Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) and the Measures Regarding Recordation of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments).

As there are still uncertainties regarding the interpretation and implementation of such regulatory guidance, we cannot assure you that we will be able to comply with China’s new regulatory requirements relating to our future capital-raising activities outside China and we may become subject to more stringent requirements with respect to matters including cross-border investigation and enforcement of legal claims. Notwithstanding the foregoing, as of the date hereof, we are not aware of any Chinese laws or regulations in effect requiring that we or any of our PRC subsidiaries obtain permission from any Chinese authority to issue securities to investors outside China, and we or any of our PRC subsidiaries have not received any inquiry, notice, warning, or sanction in relation to the trading of our common stock on the Nasdaq from the CSRC, the CAC or any other Chinese authorities.

We believe that we or any of our PRC subsidiaries are not required to submit an application to the CSRC or the CAC for the approval of any of our offerings of securities to investors outside China or trading of our common stock on the Nasdaq. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities under Chinese laws. If it is determined in the future that the approval of the CSRC, CAC or any other regulatory authority is required for any of our offerings, we may face sanctions by the CSRC, the CAC or other Chinese regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends out of China, limit our operations in China, delay or restrict the repatriation of the proceeds from overseas offerings into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, the value of our securities, as well as our ability to offer or continue to offer securities to investors or cause such securities to significantly decline in value or become worthless.

PRC regulation of loans to, and direct investment in, PRC entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us from making additional capital contributions or loans to its PRC subsidiaries.

As an offshore holding company, we are permitted under PRC laws and regulations to provide funding to its PRC subsidiaries through loans or capital contributions. However, loans by us to our PRC subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the local counterpart of the State Administration of Foreign Exchange and capital contributions to its PRC subsidiaries are subject to the requirement of making necessary filings in the Foreign Investment Comprehensive Management Information System, and registration with other governmental authorities in China.

The State Administration of Foreign Exchange promulgated the Notice of the State Administration of Foreign Exchange on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-invested Enterprises, or Circular 19, effective on June 1, 2015, in replacement of the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign- Invested Enterprises, the Notice from the State Administration of Foreign Exchange on Relevant Issues Concerning Strengthening the Administration of Foreign Exchange Businesses, and the Circular on Further Clarification and Regulation of the Issues Concerning the Administration of Certain Capital Account Foreign Exchange Businesses. According to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of bank loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within the PRC, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether the State Administration of Foreign Exchange will permit such capital to be used for equity investments in the PRC in actual practice. The State Administration of Foreign Exchange promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to grant loans to non-associated enterprises. Violations of Circular 19 and Circular 16 could result in administrative penalties. Circular 19 and Circular 16 may significantly limit our ability to transfer any foreign currency we holds to our PRC subsidiaries, which may adversely affect our liquidity and our ability to fund and expand our business in the PRC.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans or future capital contributions by us to our PRC subsidiaries. As a result, uncertainties exist as to our ability to provide prompt financial support to our PRC subsidiaries when needed. If we fail to complete such registrations or obtain such approvals, our ability to use foreign currency and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Failure to comply with PRC regulations relating to the investment in offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

On July 14, 2014, SAFE issued the Circular on Relevant Issues Relating to Domestic Residents’ Investment and Financing and Roundtrip Investment through Special Purpose Vehicles (“Circular 37”), which replaced the Circular 75, promulgated by SAFE on October 21, 2005. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in Circular 37 as a “special purpose vehicle.”

We have notified substantial beneficial owners of our company who we know are PRC residents to comply with the registration obligation. However, we may not be aware of the identities of all our beneficial owners who are PRC residents. In addition, we do not have control over our beneficial owners and cannot assure you that all of our PRC resident beneficial owners will comply with Circular 37. The failure of our beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to Circular 37 or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in Circular 37 may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Failure to register or amend the registration may also limit our ability to contribute additional capital to our PRC subsidiaries or receive dividends or other distributions from our PRC subsidiaries or other proceeds from disposal of our PRC subsidiaries, or we may be penalized by SAFE. These risks may have a material adverse effect on our business, financial condition and results of operations.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. In addition, the SAT issued the Announcement of the State Administration of Taxation on Issues concerning the Determination of Resident Enterprises Based on the Standards of Actual Management Institutions in January 2014 to provide more guidance on the implementation of Circular 82. This bulletin further provides that, among other things, an entity that is classified as a “resident enterprise” in accordance with the circular shall file the application for classifying its status of residential enterprise with the local tax authorities where its main domestic investors are registered. From the year in which the entity is determined to be a “resident enterprise,” any dividend, profit and other equity investment gains from other resident enterprises within China in previous years (on or after January 1, 2008) shall be taxed in accordance with the enterprise income tax law and its implementing rules.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. If we were treated as a “resident enterprise” by the PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be used as a credit to reduce our U.S. tax.

We and our stockholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a Chinese establishment of a non-Chinese company, or immovable properties located in China owned by non-Chinese companies.

In October 2017, the State Administration of Taxation issued the Bulletin on Issues Concerning the Withholding of Non-PRC Resident Enterprise Income Tax at Source, or Bulletin 37, which replaced the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises issued by the State Administration of Taxation on December 10, 2009, and partially replaced and supplemented rules under the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, issued by the State Administration of Taxation on February 3, 2015. Pursuant to Bulletin 7, an “indirect transfer” of PRC assets, including a transfer of equity interests in an unlisted non-PRC holding company of a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of the underlying PRC assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax. According to Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immoveable properties located in China, and equity investments in PRC resident enterprises and any gains from the transfer of such asset by a direct holder, who is a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In the case of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and may consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to immoveable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Pursuant to Bulletin 37, the withholding agent shall declare and pay the withheld tax to the competent tax authority in the place where such withholding agent is located within 7 days from the date of occurrence of the withholding obligation, while the transferor is required to declare and pay such tax to the competent tax authority within the statutory time limit according to Bulletin 7. Late payment of applicable tax will subject the transferor to default interest. Both Bulletin 37 and Bulletin 7 do not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There is uncertainty as to the application of Bulletin 37 or previous rules under Bulletin 7. We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries or investments. Our company may be subject to filing obligations or taxes if our company is transferor in such transactions, and may be subject to withholding obligations if our company is transferee in such transactions, under Bulletin 37 and Bulletin 7. For transfer of shares in our company by investors that are non-PRC resident enterprises, our PRC subsidiary may be requested to assist in the filing under Bulletin 37 and Bulletin 7. As a result, we may be required to expend valuable resources to comply with Bulletin 37 and Bulletin 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, have agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our subsidiaries, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our subsidiaries may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our subsidiaries liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

How cash is transferred through our organization

We do not transfer, and have never transferred, cash though or between our subsidiaries, or between Phoenix Rising and any of its subsidiaries.

We do not have any intention to distribute earnings or settle amounts owed.

No dividends, transfers or distributions have ever bween made from a subsidiary to Phoenix Rising Companies.  Similarly, no dividends or distributions have ever been made to by us to any investor.

Describe any restrictions on foreign exchange and your ability to transfer cash between entities, across borders, and to U.S. investors. Describe any restrictions and limitations on your ability to distribute earnings from the company, including your subsidiaries to the parent company and U.S. investors.

To the extent cash in the business is in any PRC or Hong Kong subsidiary of Phoenix Rising, such funds may not be available to fund operations or for other use outside of the PRC and/or Hong Kong due to interventions in or the imposition of restrictions and limitations on the ability of you or your subsidiaries, by the PRC government to transfer cash.

We do not have any cash management policies that dictate how funds are transferred between Phoenix Rising Companies and its subsidiaries.

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

PHOENIX RISING COMPANIES

Date: February 6, 2023	By:	/s/ Ding-Shin “DS” Chang
	Name:	Ding-Shin “DS” Chang
	Title:	President and Chief Executive Officer (principal executive officer)

Date: February 6, 2023	By:	/s/ Boon Jin “Patrick” Tan
	Name:	Boon Jin “Patrick” Tan
	Title:	Chief Financial Officer (principal accounting officer, and principal financial officer)

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 6, 2023	By:	/s/ Ding-Shin “DS” Chang
	Name:	Ding-Shin “DS” Chang
	Title:	President and Chief Executive Officer and Director (principal executive officer)

Date: February 6, 2023	By:	/s/ Boon Jin “Patrick” Tan
	Name:	Boon Jin “Patrick” Tan
	Title:	Treasurer, Chief Financial Officer and Director (principal accounting officer, and principal financial officer)

